Form 10-K
period 2004-12-31
optionsXpress Holdings, Inc.
filed 2005-03-23
CIK 1299688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)

For the transition period from                    to

COMMISSION FILE NUMBER:  001-32419

optionsXpress Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1444525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 S. LaSalle, Suite 220
Chicago, Illinois 60603	(312) 630-3332
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, Par Value $.0001 Per Share

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

As of March 21, 2005, there were 61,723,907 shares of optionsXpress Common Stock $0.0001 par value outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $342,977,020 based on the closing sale price of such stock as reported by the Nasdaq National Market on March 22, 2005, assuming that all shares beneficially held by executive officers and members of the registrant’s Board of Directors are shares owned by “affiliates,” a status which each of the executive officers and directors may individually disclaim.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-3.1 AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-14.1 CODE OF ETHICS
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND THE CFO

PART I

ITEM 1. BUSINESS

Overview

optionsXpress offers a comprehensive suite of brokerage services for stock, mutual fund, option and fixed-income product investors. We have been recognized as offering the leading online retail brokerage platform for the rapidly expanding listed equity options market, based on the quality of our proprietary technology and our customer experience. We were selected by Forbes as “Best of the Web, Favorite Options Site” in 2004, by Barron’s as “Best Online Broker” in 2003 and 2004, and by SmartMoney as “Best Discount Broker” in 2004.  We commenced doing business as optionsXpress, Inc. in February 2000 and opened our first customer account in December 2000. Since that time, we have grown to over 100,000 customer accounts. We formed a holding company, optionsXpress Holdings, Inc., in June 2004 to provide us with the flexibility to, among other things, engage in future acquisitions of complementary businesses, products and technologies.

Our brokerage platform reflects the combination of our advanced technology and highly-responsive customer service. Our innovative browser-based technology delivers an array of differentiating trading tools, allowing both retail and professional investors to identify, analyze and execute a wide range of investment strategies. Many of these internally developed tools, which enhance our customers’ experience, are not available from other online or full service brokers. In addition, our real-time customer service approach, featuring what we call “point of contact resolution” designed to ensure that customer questions are answered quickly and during the initial contact, yields a high degree of customer satisfaction and loyalty.

We opened our first customer account in December 2000. Since that time, we have grown to over 100,000 customer accounts. Our option trades represented approximately 3% of all listed U.S. options volume for the year ended December 31, 2004. We believe this makes us one of the largest retail online options brokers. Our revenue consists primarily of commissions from customers’ trades of options, stocks, mutual funds and fixed-income products. For the year ended December 31, 2004, our daily average revenue trades, which are our total revenue-generating trades for a period divided by the number of trading days in that period, were approximately 13,600, compared to approximately 7,600 for the year ended December 31, 2003. Option trades represent approximately 79% of our customers’ trades, with approximately 20% coming from stocks and 1% from mutual funds and fixed-income products.

Our business generates strong cash flows and wide margins compared to many of our competitors. Our expense structure is largely variable based on commissions generated and benefits from our relatively low account acquisition cost and loyal customer base. In addition, all of our tools and services are offered online, eliminating the cost of maintaining retail locations. The option trading portion of our business generates a recurring revenue stream because when options expire, investors need to acquire new positions if they wish to stay invested. We have experienced growth in revenue and market share every year since inception and have been net income and cash flow positive since the first quarter of 2002. We generated $93.1 million of revenue for the year ended December 31, 2004 with $52.2 million of income before income taxes and $31.2 million of net income.

Market Opportunity

Approximately 15 million households have online brokerage accounts (13% of all U.S. households), although nearly 70% of such households execute fewer than five trades per year. The number of households with online brokerage accounts is forecasted to increase by 11.9% per year to approximately 26 million by 2008 (22% of all U.S. households). The total U.S. listed options market has grown by 22.5% per year over the past 10 years. Despite this growth, it is estimated that only 9% of online accounts are authorized to trade options.

Growth Strategy

Growing Share of Growing Market — Retail Online Options

We have generated rapid growth since inception by appealing to the growing retail options market. We aim to continue to expand our customer base by both gaining market share in this market and by accelerating the growth of retail options trading generally. Our strategy for gaining market share includes making effective use of our customer-driven online brokerage platform and implementing our targeted marketing strategy. To accelerate the growth of options trading, we will continue to cultivate new retail options investors by making options trading more intuitive and accessible and through our educational initiatives.

Increased Penetration in Larger Markets — Retail Online Stocks, Mutual Funds and Fixed-Income Products

We plan to continue penetrating the much larger stock, mutual fund and fixed-income markets. The key components of our platform that have made us successful in the options markets are also applicable to these other markets. Furthermore, since customers who trade options often trade the underlying securities, we have ample opportunity to cross-sell stocks, mutual funds and fixed-income products. In addition, there are significant opportunities for us to expand into the futures, foreign exchange and other derivative markets where our technology can be easily adapted.

brokersXpress — Expansion into Professional Advisor and Institutional Markets

Launched in March 2004, our brokersXpress subsidiary has allowed us to expand beyond the self-directed investor market. brokersXpress offers an extension of our optionsXpress platform geared towards independent registered representatives and registered investment advisors. We offer these professionals a complete, easy-to-set-up account and execution management platform including all of the features of our retail platform. Industry-wide, total assets under management by these professionals have grown at a rate of approximately 19% per year in the last six years to the current level of over $800 billion. While still at an early stage, we aim to continue to expand the distribution of our platform to institutional investors such as hedge funds and money managers.

International Expansion

We intend to continue expanding our international customer base through cost-effective targeting of online customers in economically and legally compatible foreign jurisdictions where there is an interest in accessing U.S. markets. We also plan to continue partnering with foreign-registered brokers who want to offer their customers access to U.S. markets.

Our Brokerage Platform

We have developed an award-winning, comprehensive and technologically advanced, yet easy-to-use brokerage platform. Our software is empowering, efficient and user-friendly:

•                  We empower our customers by making accessible cutting-edge position management and order execution technology, advanced analytical tools, education and real-time financial information from any web browser.

•                  Our software was designed to ensure an efficient customer experience, beginning with a highly automated account opening process and ending with fast trade execution and thorough, real-time position monitoring.

•                  Our user-friendly interface provides interactive real-time views of account balances, positions, profits or losses and buying power to enable our customers to more easily make informed investment decisions. Customers are able to access all features from any web browser without downloading software.

The end result is a highly customizable platform best represented by our “Three E’s” customer-centric approach:

Our brokerage platform caters to both novice and expert investors. Novice investors are provided with, among other things, both educational and research material and comprehensive customer support all via a customer-friendly interface. Trading features more relevant to expert traders include data streaming, charting services and advanced order services.

Our efficient, in-house development capabilities allow us to continuously innovate and improve our platform with frequent enhancements such as:

•                  Strategy Scan®.    Strategy Scan enables an investor to transform a trading idea into an executable trade. It accomplishes this by identifying up to three trading opportunities for our customers based upon their bullish, bearish or neutral opinion of a specific stock over a specified time frame. We clearly identify the range of potential gain or loss for each trading opportunity.

•                  Xspreads®.    Our Xspreads technology simplifies and expedites the execution of our customers’ combination trades. The Xspreads Order BookSM electronically displays customers’ orders, thereby creating greater transparency in the market, resulting in increased liquidity for both our customers and the broader marketplace. In addition, Xspreads enables our customers to execute all portions of a combination trade simultaneously, thereby eliminating the risk that all portions will not be executed at the desired price.

•                  XecuteSM (patent pending).    We pioneered online auto-trading for the retail investor. Our Xecute product allows our customers who subscribe to specified third-party advisory newsletters and other financial publications to automate the trading of the third-party recommendations. This not only benefits our customers who subscribe to these newsletters, but also makes us the logical brokerage platform for other subscribers to such newsletters.

•                  Advanced Order Management (patent applied).    Our software allows our retail customers to automate professional trading strategies involving order sequencing without manual intervention. Our customers are able to enter contingent orders which are executed in accordance with specified time, price or other triggers. A significant advantage of this feature is that our customers do not have to constantly monitor the market in order to execute their orders.

•                  Virtual Trading.    Virtual trading provides our customers with a mock trading environment where they can practice strategies and educate themselves without risk, utilizing current market information. This provides our customers with a practical method of gaining real market experience without putting money at risk. Our customers can mock trade almost any strategy involving stocks, options and mutual funds, including spreads, straddles, and covered calls. We believe virtual trading provides our customers with a better environment to learn versus simply studying trading strategies.

Portfolio Tracking

Customers have unrestricted online access to a complete listing of all their account activity over the life of the account, including transaction data on the date of purchase, cost basis, current price, current market value and margin balances. Detailed account balance and transaction information includes money market balances, buying power, net market portfolio value, dividends, commissions paid, trade dates, settlement dates, deposits and withdrawals. Brokerage history includes a detailed status of all orders placed, including whether any order is pending or open or has been executed or canceled. There is no limit on how far back a customer is able to obtain data, nor is there a charge for the provision of this service. In addition, customers can synchronize their portfolio and activity with third-party personal financial software, including Microsoft Money, Quicken, Gainskeeper and GreenTrader.

Integration with Third-Party Investment Software

The design of our technology allows customers to integrate our execution with third-party investment or analytical software, including e-Signal, Quotracker, Prophet, PowerOptions and Wizetrade. This is a key design feature of our platform and differentiates us from other online trading systems that rely on legacy technologies. Giving the customer access to other technologies allows us to service customers who use complementary analytical software. The design of our technology allows us to easily and cost-effectively private label our website for other financial institutions.

Customer Service

Our customer service approach, which is embedded in our culture, has been a significant factor in our success. We strive to provide excellent service during the customer’s entire investing experience, from education to evaluation to execution to post-trade monitoring.

Our customer-friendly website contains a self-help library of user guides and customer message boards. For customers requiring more personalized attention, customer service is available via live individual web chat, e-mail and telephone. We have over 60 dedicated customer service employees located in Chicago, Illinois and El Paso, Texas. New customer service employees attend a three-week training program, and we also provide ongoing training for all customer service employees.

We are responsive to our customers, aiming for a real-time response to all customer inquiries. We respond to over 50% of customer inquiries via the Internet, facilitating individualized service in a timely and cost-effective manner. Customer e-mail inquiries are routed by managers to the appropriate business area for timely and accurate response. Communications with customers are continually reviewed and critiqued for quality assurance. The result is what we call “point-of-contact resolution,” which we define as providing each customer with an answer without having to speak to multiple people, repeat the question or call back.

We also continually update our technology to maximize the customer’s experience. Customer questions are tracked and, if repeated, analyzed to determine how best to clarify the point or answer the inquiry during the customer’s online experience. This analysis is used to improve and enhance our website.

Marketing

The goal of our marketing programs is to cost-effectively attract new customers, while further developing the optionsXpress brand. Our marketing targets long-term investors, rather than the daytrader. To employ our marketing strategy, we use a mix of “grass roots,” online and traditional advertising. This strategy has enabled us to attract loyal customers at a significantly lower cost per account than our major competitors. We believe that the rapid growth in our accounts and industry accolades evidence the powerful brand we have built.

Our “grass roots” marketing strategy, which has been crucial to our success, consists of a strategic public and media relations program and channel partnerships. Our public and media relations initiative has been very successful in positioning us as an expert industry resource and broadening our customer base. We use channel partnerships, such as relationships with securities exchanges, options educators, investment publishers, software vendors and financial portals, to distribute our product to new customers. These relationships also allow us to reach existing retail options investors through a source that is familiar to them. In addition, we frequently appear at various industry events, trade conferences and investor clubs. These events further contribute to our “grass-roots” marketing by allowing us to discuss new applications and functionality available to investors on our website in a large forum.

Our advertising strategy focuses on our unique online trading tools and industry awards we have received. Advertising directs interested prospects to our website for additional information, as opposed to generating primarily telephone-based inquiries. At our website, prospective customers can get detailed information on our services and fees, use an interactive demonstration system, request additional information and complete an account application online. Our advertising is primarily conducted through third-party websites, though we also place print advertisements in a broad range of business, technology and financial publications, including The Wall Street Journal, Barrons, Investors’ Business Daily and Forbes. We also advertise on a limited basis on television and on national business radio networks. We believe this component of our advertising strategy has significantly contributed to brand re-enforcement and increased our name recognition in the marketplace.

As the final step in our marketing process, we improve the conversion rate of prospective customers into funded accounts by mailing registration kits to investors who have registered online. In addition, customers can print a pre-paid Federal Express label at the end of their registration process for easy submission of their applications.

brokersXpress

Launched in March 2004, brokersXpress enables independent brokers and other investment professionals to enhance their existing capabilities via an extension of our optionsXpress retail platform. brokersXpress provides highly automated account management, stock, options and mutual fund functionality and sophisticated customer support. brokersXpress’ core customers are brokers and investment advisors; other customers include professional investors such as hedge funds and investment clubs.

We believe this business represents a significant growth opportunity as brokersXpress provides access to the non-self-directed retail investor base via financial advisors. Industry-wide, total assets under management by independent registered representatives and registered investment advisors have grown at a rate of approximately 19% per year in the last six years to the current level of over $800 billion. In addition, the number of licensed registered representatives at each of the top 25 independent broker-dealers has grown at an annual rate of approximately 14% over the last five years to over 60,000 representatives today.

Broker-Dealer Operations

Order Processing

We receive the vast majority of our customer orders through the Internet. Market orders for exchange-listed securities, other than those with special qualifiers or that are outside of market size limitations, are executed at the National Best Bid and Offer, or NBBO, or better at the time of receipt by the relevant market maker or exchange. Eligible orders are exposed to the marketplace for possible price improvement or enhanced liquidity, subject to the NBBO. Limit orders are executed based on an indicated price and time priority. Market orders for Nasdaq securities, other than those that are outside of market size limitations, are executed at the Best Bid/Offer (inside market) or better at the time of receipt by the relevant market center. Eligible orders are subject to possible price improvement in the marketplace.

We aim to provide customers with the best execution of each trade, which we define as the fastest fill at the best price. We believe we differentiate ourselves from our major competitors by incorporating our dynamic technology into our order management and execution review process. For example, we have designed monitors that warn us of any instances where an order can be filled on another exchange or the best price was not achieved on a particular trade. These real-time alerts allow us to proactively re-present orders, seek adjustments on orders that were not completed at the best available price, and recognize exchange issues that might warrant a routing change.

Clearing and Custody

We introduce accounts to our clearing agents on a “fully disclosed” basis. This means that the clearing agents hold customer cash and equities in accounts unique to each customer, receive and deliver securities after execution, settle and administer transactions, extend credit for margin and leverage, generate customer statements, arrange for or directly provide any related banking services and perform other back-office functions. We do not rely on our clearing agents with respect to the operation of our website, our real-time account, trade and market data, or our execution routing. We reconcile account and trade information with the clearing agents on a daily basis.

In September 2004, we entered into a clearing agreement with GSEC, a wholly owned subsidiary of The Goldman Sachs Group, Inc., pursuant to which GSEC will act as our primary clearing agent. GSEC is regulated by the New York Stock Exchange, the Options Clearing Corporation, the NASD, the Commodity Futures Trading Commission, or CFTC, and other self-regulatory organizations. We believe that GSEC’s financial position and operational capabilities are very strong. We also clear through Legent Clearing, LLC, or Legent. As a clearing broker, GSEC and Legent are subject to SEC and other regulatory requirements, including those imposed by clearing organizations of which it is a member. The financial requirements imposed by such clearing organizations can exceed the financial and other requirements imposed by the SEC.

Payment for Order Flow

Payment for order flow occurs when options specialists, market makers, exchanges and other market centers make payments to broker-dealers in return for receiving customer orders. Like other retail brokerage firms, we receive payment for order flow from exchanges and liquidity providers where our customers’ orders are routed. Our automatic order routing software ensures that payment for order flow does not affect the routing of orders in a manner detrimental to our customers. In addition, customers can either rely on our automatic order routing or designate where to route their orders. We disclose our payment for order flow policies on our website.

Margin and Leverage

We provide eligible customers with the ability to receive margin credit and leverage from our clearing broker. Margin credit involves the use of securities as collateral for a loan from the broker in order to purchase other securities. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. Margin credit and leverage-related minimum requirements are set by the SEC and SROs.

We rely on our clearing broker to support the margin credit and leverage needs of our customers. Since we introduce our accounts to a clearing broker, we do not bear the burden of the capital requirements of the customer protection rule. See “Regulation.” The clearing broker is responsible for extending and maintaining credit to customers in accordance with applicable regulatory requirements.

Under the terms of our clearing agreement, we are responsible if a customer defaults on any obligation owed to our clearing broker. As such, we have input into the margin credit and leverage process, we make decisions regarding margin credit and leverage levels, and we are largely responsible for the notification to customers of margin calls. We also take responsibility for supervising the risks associated with leverage and we monitor our customers’ margin positions to identify customer accounts that may need additional collateral or liquidation. In general, our minimum margin credit requirements are more stringent than the SEC’s and SROs’ requirements.

Supervision and Compliance

The role of our compliance department is to provide education, supervision, surveillance, mediation and communication review. Many of our employees are NASD-registered principals with supervisory responsibility over options trading or other aspects of our business. In addition, over half of our employees have successfully completed NASD licensing exams required for registered representatives. Each of these employees is trained and responsible for complying with securities regulations.

Our anti-money laundering screening is conducted using a mix of automated and manual review and has been structured to comply with recent regulations. We collect required information through our new account process and then screen accounts with two third-party databases for the purposes of identity verification and for review of negative information and appearance on the Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists. Additionally, we have developed proprietary methods for risk control and continue to add upon specialized processes, queries and automated reports designed to identify money laundering, fraud and other suspicious activities.

Technology Systems and Architecture

We place an emphasis on stability, scalability and survivability in all of our technical architecture. We maintain three production data centers. Each of these centers is capable of serving our website independently in the event of service interruptions to the other two data centers. Each center is also linked to the others via redundant communication to minimize the likelihood of a data center being unable to serve customers. We replicate and synchronize our primary databases, ensuring a current copy of all customer data at each center. Our technology includes encryption and protective features to ensure investor confidence and protect our customers’ assets and information. In addition, our servers are load balanced which prevents the failure of a single server or components from having a significant impact on our customers and allows for the easy addition of servers, resulting in the ability to quickly and cost-efficiently scale our platform. Our daily average revenue trades for the twelve months ended December 31, 2004 was approximately 13,600, and our largest number of trades in a single day was approximately 29,000, while the current capacity of our software and hardware is approximately 50,000 trades per day. We believe we can double the capacity of our software and hardware to 100,000 trades per day at an approximate one-time cost of $120,000.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to proprietary technology.

The following intellectual property is pending or registered as indicated with the U.S. Patent Trade Office (USPTO):

•                  Pending Patent: Xecute (Serial no. 10-062,590)
USPTO patent pending application filing date of January 31, 2002

•                  Pending Patent: Triggers (Serial no. 60-614,625)
USPTO patent pending application filing date of September 30, 2004

•                  Pending Service Mark: Xpress (Serial no. 76-572,924)
USPTO service mark registration application filing date of January 28, 2004

•                  Pending Service Mark: Take the Xpress (Serial no. 76-572,923)
USPTO service mark registration application filing date of January 28, 2004

•                  Pending Service Mark: brokersXpress (Serial no. 76-600,588)
USPTO service mark registration application filing date of July 2, 2004

•                  Registered Mark: Xspreads (Serial no. 2-814,744)
USPTO issued Certificate of Registration on February 17, 2004

•                  Registered Mark: Strategy Scan (Serial no. 76-365,415)
USPTO issued Certificate of Registration on January 21, 2003

•                  Registered Mark: optionsXpress (Serial no. 76-348,669)
USPTO issued Certificate of Registration on September 10, 2002

•                  Pending Service Mark: Xecute (Serial no. 76-605,707)
USPTO service mark registration application filing date of January 31, 2002

Competition and Pricing

The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and highly competitive. Our direct competitors in the online marketplace take the form of larger-scale broker-dealers that offer online services, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., TD Waterhouse Group, Inc., Ameritrade, Inc., TradeStation Group, Inc. and smaller “niche-market” online or licensed software-based brokers, including Tradestation and Interactivebrokers. We also encounter competition from full commission brokerage firms including Merrill Lynch, Smith Barney (a division of Citigroup), as well as financial institutions, mutual fund sponsors, including Fidelity, and other organizations, some of which provide online brokerage services.

We attribute our competitive success to the customer experience we deliver, which results from our advanced technology and superior customer service. Unlike a number of our direct competitors, we developed our platform to operate free from reliance on mainframe systems common in the brokerage industry. Our hardware and software have proven reliable and versatile and we believe they can be expanded more economically than our major competitors’ systems. Although competition may increase if the larger-scale online brokers become more aggressive in marketing options, we believe we will maintain a competitive advantage due to the strength and flexibility of our platform.

We do not use price as a significant basis for competition and do not strive to be a deep-discount broker. We offer what we believe to be a competitive price for the services and tools we provide, although we do not grant free trades or provide other sales incentives involving price, such as 30-day discount commission offers.

Our options commissions are $1.50 per option contract with a minimum of $14.95. Our commissions on listed and Nasdaq stocks are $14.95 up to and including 1,000 shares and then $0.015 per share for 1,001 shares and above. Active traders receive a discount, such as a minimum commission of $12.95 for 1 to 9 option contracts and $9.95 for up to 1,000 shares of stock. There are no “hidden fees”; no monthly minimum fees; no charges for non-activity; no volume requirements; no postage and handling charges; and no extra fees for placing telephone orders.

The brokersXpress pricing model has two components: a fixed charge per trade and a percentage of the broker’s commissions. Both components are negotiated with each broker and are based on the volume of trades produced.

Employees

At December 31, 2004, we had 125 full-time and 3 part-time employees. Of these employees, 85 were engaged in brokerage operations, providing trade execution and customer support, 60 of which were licensed brokers, 27 were engaged in technology and development and 13 were engaged in general management, business development, finance, marketing and administration. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

REGULATION

Overview

Our business and industry are highly regulated. As a matter of public policy, regulatory bodies in the United States are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets, not with protecting the interests of creditors or stockholders of securities firms such as our broker-dealer subsidiaries. optionsXpress, Inc. is registered as a broker-dealer with the SEC and is a member of the NASD and the CBOE, which serves as its designated examining authority. brokersXpress is also a registered broker-dealer with the SEC and is a member of the NASD, which serves as its designated examining authority. optionsXpress and brokersXpress are also registered in each of the fifty states, the District of Columbia and Puerto Rico. These jurisdictions also regulate our conduct in their respective jurisdictions.

Broker-dealers are subject to laws, rules and regulations that cover all aspects of the securities business, including:

•                  sales methods,

•                  trade practices,

•                  use and safekeeping of customers’ funds and securities,

•                  capital structure,

•                  record-keeping,

•                  financing of customers’ purchases and

•                  conduct of directors, officers and employees.

The commodity futures and options industry in the United States is subject to regulation under the Commodity Exchange Act. The CFTC is the federal agency charged with the administration of this act and the related regulations. optionsXpress and brokersXpress are registered with the CFTC as introducing brokers and are members of the National Futures Association, a self-regulatory organization.

Net Capital Rule

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer. The Net Capital Rule requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. In general, net capital is defined as net worth, meaning assets minus liabilities, plus qualifying subordinated borrowings and discretionary liabilities, and less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively other assets.

If a firm fails to maintain the required net capital, the SEC and the SROs or other regulatory bodies may suspend the firm or revoke its registration and ultimately could require the firm’s liquidation. The Net Capital Rule prohibits the payment of dividends, the redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if the payment would reduce the firm’s net capital below required levels.

Foreign Jurisdictions and Regulation

We and our subsidiaries are not registered with any financial regulatory authorities outside of the United States. While optionsXpress and brokersXpress effect transactions solely in the United States, our customers access our services through the Internet. In any foreign jurisdiction in which we have customers, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction.

In February 2004, we received an inquiry from the British Columbia Securities Commission regarding whether we were or should be registered as a dealer in Canada. In response to the inquiry, we formed a new subsidiary, optionsXpress Canada, Corp., to register as a dealer in Canada. We have filed for the registration of optionsXpress Canada with the Canadian provincial securities commissions. Once this registration has been completed, optionsXpress Canada will be a member of, and regulated by, the Investment Dealers Association of Canada, a self-regulatory organization, as well as the securities regulators of the various provinces. We intend to transfer accounts of Canadian customers to optionsXpress Canada as soon as optionsXpress Canada is licensed to do business in Canada. We are seeking an exemptive order from the British Columbia Securities Commission and other Canadian securities authorities to permit it to continue to conduct business in Canada. The exemptive order is pending.

In July 2004, the Ontario Securities Commission, or OSC, advised us that it was considering enforcement action against us for conducting business with customers located in Ontario without being registered. Pending resolution of this matter, we have committed to the OSC not to accept additional Canadian customers absent exemptive relief. For more information, see “Business — Legal and Administrative Proceedings.”

We currently service accounts for customers located in Singapore. We have contacted the securities regulators in Singapore to verify our exemption from the registration requirements in that country. In connection with that inquiry, we have committed to the Singapore regulators that we will not take on additional customers pending their response.

Accounts for customers located in Canada and Singapore combined represent less than 5% of our total customer accounts as of December 31, 2004.

The laws, rules and regulations of each foreign jurisdiction differ. In the four jurisdictions other than Canada and Singapore where we have the most foreign customers, we believe we are exempt from registration due to our limited conduct and/or our lack of solicitation in those jurisdictions. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

Patriot Act

Registered broker-dealers traditionally have been subject to a variety of rules that require that they know their customers and monitor their customers’ transactions for suspicious financial activities. With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, broker-dealers are now subject to even more stringent requirements. As required by the Patriot Act, we have established comprehensive anti-money laundering and customer identification procedures, designated an anti-money laundering compliance officer, trained our employees and conducted an independent audit of our program. There are significant criminal and civil penalties that can be imposed for violations of the Patriot Act. For more information, see “Business — Broker-Dealer Operations — Supervision and Compliance.”

RISK FACTORS

We have a limited operating history upon which to evaluate our performance.

We commenced doing business in February 2000. Accordingly, we have only a limited operating history upon which you can evaluate our prospects and future performance. Our prospects may be materially adversely affected by the risks, expenses and difficulties frequently encountered in the operation of a new business in a rapidly evolving industry characterized by intense competition.

We may be unable to effectively manage our rapid growth and retain our customers.

Our rapid growth has placed significant demands on our management and other resources. If our business increases, we may need to expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our technology. We may not be able to accurately project the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Failure to make necessary expansions and upgrades to our systems and infrastructure and maintain our customer service levels could lead to failures and delays, which could cause a loss of customers or a reduction in the growth of our customer base, increased operating expenses, financial losses, additional litigation or customer claims, and regulatory sanctions or additional regulatory burdens.

In addition, due to our rapid growth, we will need to attract, hire and retain highly skilled and motivated officers and employees. We cannot assure you that we will be able to attract or retain the officers and employees necessary to manage this growth effectively.

We operate in a highly regulated industry and compliance failures could adversely affect our business.

We operate under extensive regulation, which increases our cost of doing business and is a limiting factor on the operations and development of our business. The Securities and Exchange Commission, or SEC, the NASD, the Chicago Board Options Exchange, Inc., or CBOE, and other self-regulatory organizations, commonly called SROs, and state securities commissions regulate us. Outside the United States, we also may be subject to regulation by securities regulatory authorities in the countries where our customers are located. The securities industry in the United States is subject to extensive regulation covering all aspects of the securities business, including:

•                  sales methods;

•                  trade practices;

•                  use and safekeeping of customer funds and securities;

•                  capital structure;

•                  record-keeping;

•                  financing of customers’ purchases; and

•                  conduct of directors, officers and employees.

Failure to comply with any of the laws, rules or regulations applicable to us, even inadvertently, could lead to adverse consequences including censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of directors, officers or employees. Any of these adverse consequences could affect our business. It is also possible that any noncompliance could subject us to criminal penalties and civil lawsuits. An adverse ruling against us or our officers or other employees could cause our subsidiaries or our officers and other employees to pay a substantial fine or settlement, and could result in their suspension or expulsion. Any of these events could have a material adverse effect on our business.

Changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

The regulatory environment in which we operate may change. These changes may affect our ability to conduct our business or reduce our profitability. Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations. The SEC, other U.S. or foreign governmental authorities, the NASD or other SROs may adopt new or revised regulations which affect our business. Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business. For example, in early 2004, the SEC issued “Concept Release: Competitive Developments in the Options Markets,” which addressed recent developments in the options marketplace. The SEC’s goal in issuing this concept release is to improve the functioning of the options marketplace for the benefit of the investing public. The SEC has not yet issued any formal statements or proposed changes in response to the comments it has received.

The SEC is also considering whether to continue to permit “payment for order flow” in the options markets. Payment for order flow is a practice in accordance with which specialists and exchanges pay broker-dealers to route customer orders to them. We benefit from payment for order flow because we earn revenue by directing orders to specific locations. Payment for order flow represented approximately 19% of our revenue for the year ended December 31, 2004. Changes to the options marketplace, the primary marketplace in which we conduct business, could, if adopted, materially adversely affect our business. If the SEC or other authorities were to prohibit payment to broker-dealers for order flow, this would decrease our income and materially adversely affect our profitability.

In addition, we use the Internet as the distribution channel to provide services to our customers. A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers. Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive and time consuming and could limit our ability to use the Internet as a distribution channel.

Servicing customers outside the United States involves special challenges that we may not be able to meet, which could negatively impact our financial results.

To date, our operations have been limited to physical facilities in the United States, with Internet access to our products from outside the United States. Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may claim that we are required to qualify to do business in their country. For example, Canadian authorities have advised us that doing business with Canadian customers requires registration with the applicable authorities. For more information, see “Business — Legal and Administrative Proceedings.” We believe that the number of our customers residing outside of the United States will increase over time. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to their citizens from service providers located elsewhere. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and operating results. For more information, see “Regulation — Foreign Jurisdictions and Regulation.”

In addition, in the future we may choose to offer foreign securities brokerage services. There are certain risks inherent in doing so. Among other risks, we may face less developed technological infrastructures, less developed automation in exchanges, depositories and national clearing systems, exchange rate fluctuations, increased credit risk and unexpected changes in regulatory requirements, tariffs and other trade barriers. If we choose to do business through an international entity, we may also face barriers to repatriation of foreign earnings. Any of these factors could have a material adverse effect on our future international operations and consequently on our business, financial condition and operating results.

Substantial competition could reduce our market share and harm our financial performance.

The market for electronic brokerage services is young, rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., TD Waterhouse Group, Inc., Ameritrade, Inc. and TradeStation Group, Inc. We also encounter competition from the broker-dealer affiliates of established full commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, and have greater name recognition and a more extensive customer base than we do.

This intense competition has resulted in several trends that may adversely affect our financial condition and results of operation, including the implementation of new pricing strategies, consolidation in the industry and increased emphasis on advertising and promotional efforts. In addition, some of our competitors are actively pursuing a larger share of the options trading market.

We believe that the general financial success of companies within the online securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. We may not be able to compete effectively with our current or future competitors.

Our business is primarily transaction-based, and decreases in trading or other changes in our revenue base could harm our business.

Our revenues are derived primarily from securities brokerage services, and we expect this business to continue to account for almost all of our revenues. We are directly affected by economic and political conditions, broad trends in business and finance and changes in the conditions of the securities markets in which our customers trade. Over the past several years, volume in the securities market in the United States has fluctuated considerably. During periods of low trading volume, our revenue would be adversely affected. Severe decreases in market prices could also have an impact on our business because of the adverse impact on investor sentiment and losses in investor portfolios. In addition, a portion of our revenue is derived from payment for order flow. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. If these payments were to be reduced or eliminated for competitive or other reasons, our business could be materially adversely affected.

Our strong dependence upon revenues derived from commissions from option trades may place us at a competitive disadvantage.

Our revenue is derived primarily from commissions from options, stock, mutual fund and fixed-income product trades, but option trades represent approximately 79% of our customers’ trades. The revenues of some of our major competitors may be more diversified than ours, and they may withstand a downturn in the securities industry better than we could.

If we fail to attract customers in a cost-effective manner, our profitability and growth may be impaired.

Our profitability and growth depends on increasing our customer base in a cost-effective manner. For the years ended December 31, 2002, 2003 and 2004, we incurred advertising expenses of $1.1 million, $3.0 million and $6.7 million, respectively. Although we have spent significant financial resources on advertising and related expenses and plan to continue to do so, there are no assurances that these efforts will be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, filter software programs that limit or prevent our advertisements and other communications from being displayed on or delivered to our current and potential customers’ computers are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect Internet advertising. Finally, our sales and marketing methods are subject to regulation by the CBOE and the NASD. The rules and regulations of these organizations impose specific limitations on our sales methods, including our advertising and payments to non-broker-dealers. If we do not achieve our advertising objectives, our profitability and growth may be impaired.

We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation.

Through an arrangement with our clearing firms, we extend margin credit and leverage to our customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2004, we had $78.0 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

Our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults, market movements, fraud and money-laundering. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods of managing risk are based on internally developed controls and observed historical market behavior, and also involve reliance on industry standard practices. These methods may not adequately prevent future losses, particularly as they relate to extreme market movements, which may be significantly greater than the historical measures indicate. These methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing technical software or hardware failures.

We may suffer losses if our reputation is harmed.

Our ability to attract and retain customers and employees may be adversely affected to the extent our reputation is damaged. If we fail, or appear to fail, to deal with various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines, and penalties.

Systems failures and delays could harm our business.

We receive and process trade orders through a variety of electronic channels. Our online trading services are heavily dependent on the integrity of the systems supporting them. Our systems and operations, including our Web servers, and those of our third-party service providers are vulnerable to damage or interruption from human error, sabotage, encryption failures, break-ins, intentional acts of vandalism, earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems and operations, and similar events. Our disaster recovery planning cannot account for all eventualities. In addition, extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes.

Systems failures or delays may occur in the future and could cause, among other things, unanticipated disruptions in service to our customers, slower system response time resulting in transactions not being processed as quickly as our customers desire, decreased levels of customer service and customer satisfaction and harm to our reputation. If any of these events were to occur, we could suffer:

•                  a loss of customers or a reduction in the growth of our customer base;

•                  increased operating expenses;

•                  financial losses;

•                  litigation or other customer claims; and

•                  regulatory sanctions or additional regulatory burdens.

Our business also depends on the continued reliability of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage and our business could be materially adversely affected.

Our networks and those of our third-party service providers may be vulnerable to security risks.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks and those of our third-party service providers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our customers’ confidential information or cause interruptions or malfunctions in our operations. We or our service providers may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We or our service providers may not be able to implement security measures that will protect against all security risks.

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could adversely affect our business.

Our success and ability to compete in the online securities industry depends in part upon our technology. Laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might try to reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, allowing competitors to duplicate our products. We may have legal or contractual rights that we could assert against such illegal use, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. We may choose not to enforce or protect our intellectual property rights, depending on our strategic evaluation and judgment regarding the best use of our intellectual property portfolio and the recourse available to us.

Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Our major competitors as well as other companies and individuals may obtain and may have obtained patents related to the technologies for trading the types of products and providing the services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing those patents. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we are unable to obtain licenses with respect to patents held by others, and are unable to redesign our products or services to avoid infringement of any such patents, this could materially adversely affect our business, financial condition and operating results.

Also, protection may not be available for our other intellectual property. Although we have registered trademarks in the United States, there can be no assurance that we will be able to secure significant protection for these marks. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect our marks would have a material adverse effect on our business, financial condition and operating results.

We will need to introduce new products and services to remain competitive.

Our future success depends in part on our ability to develop and enhance our products and services. The financial services industry is characterized by rapid technological change and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. There are significant technical and financial risks in the development of new or enhanced products and services, including the risk that we will be unable to effectively use new technologies or adapt our services to emerging industry standards, or develop, introduce and market enhanced or new products and services. In addition, the adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

We may make acquisitions, and we may be unable to successfully integrate those acquisitions with our business, impairing our financial performance.

If appropriate opportunities present themselves, we may acquire businesses, products or technologies that we believe are strategic. If we do succeed in acquiring a business, product or technology, we have limited experience in integrating an acquisition into our business. The process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business, which may harm our business, financial condition or results of operations.

Failure to comply with net capital requirements could adversely affect our business.

The SEC, the NASD, the CBOE and other SROs have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Our broker-dealer subsidiaries are required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could fine us or even suspend or revoke our registration, or the CBOE or NASD could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our net capital position.

The net capital requirements also provide that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates, commonly called capital withdrawal, if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealers.

As a holding company, we access the earnings of our broker-dealer subsidiaries through receipt of dividends from those subsidiaries. Net capital requirements may limit our ability to access those earnings.

We are dependent on clearing agents, including Goldman Sachs Execution & Clearing, L.P., and any failures by them or difficulties in our relationships could materially harm our business.

We are dependent on Goldman Sachs Execution & Clearing, L.P., or GSEC (formerly known as Spear, Leeds & Kellogg L.P.), a subsidiary of The Goldman Sachs Group, Inc., Legent Clearing, LLC, or Legent, and certain other clearing agents for the orderly processing of transactions. Our principal relationship is with GSEC. We recently entered into that relationship and, as such, could encounter operational and technological difficulties inherent in a new business relationship. In addition, this relationship represents GSEC’s initial foray into the retail securities clearing business, which may increase the risk of unforeseen difficulties.

Our clearing agreements with GSEC, Legent and our other clearing firms may be terminated by any of the parties upon prior written notice. Breaches or termination of these agreements or the clearing firms’ agreements with their third-party suppliers could harm our business. Termination of our relationship with GSEC, Legent or any of our other clearing firms could expose us to certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws, which could have a material adverse effect on our business. Moreover, we have agreed to indemnify and hold harmless our clearing firms from certain liabilities or claims, including claims arising from the transactions of our customers, and may incur significant costs as a result.

The loss of or change in our third-party vendors may adversely affect our business.

We rely on a number of third parties for various services. These include the services of market makers and exchanges to execute customer orders and other third parties for back-office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. Third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers. Furthermore, we have offsite third-party data center operations that are critical to our business.

We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any third-party service provider as a result of systems failures, capacity constraints, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, may have a material adverse effect on our business, financial condition and operating results.

Our exposure to possible litigation could adversely affect our business.

Because of the extent and complexity of our regulatory environment and the products we offer, many aspects of our business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

We also face potential indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the third-party content that we distribute online. Computer failures may also result in our widely publishing and distributing incorrect data. Our insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

Losses due to employee or customer fraud could have an adverse effect on our business.

We are exposed to potential losses resulting from fraud and other misconduct by employees and customers. Employees may bind us to transactions that exceed authorized limits or present unacceptable risks, hide from us unauthorized or unsuccessful activities or improperly use confidential information. Customers may engage in fraudulent activities, including fraudulent access to legitimate customer accounts or the use of a false identity to open an account, or the use of forged or counterfeit checks for payment.

Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities. Any such losses could have a material adverse effect on our business, financial condition and operating results.

Procedures and requirements of the Patriot Act may expose us to significant costs or penalties.

As participants in the financial services industry, our subsidiaries are subject to laws and regulations, including the Patriot Act of 2001, that require that they know their customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and operating results. As an online broker with customers worldwide, we may face particular difficulties in identifying our customers and monitoring their activities.

Requirements associated with being a public company will require significant company resources and management attention.

Prior to our initial public offering, we have not been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We are working with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies will create additional costs for us and will require the time and attention of management. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business.

Market volatility may cause our stock price and the value of your investment to decline.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•                  actual or anticipated variations in quarterly operating results;

•                  changes in financial estimates by us or by any securities analysts who might cover our stock;

•                  conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace;

•                  changes in the market valuations of other companies operating in our industry;

•                  announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•                  announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•                  additions or departures of key personnel; and

•                  sales of our common stock, including sales of our common stock by our directors and officers or our strategic investors.

Our officers, directors and largest stockholders will maintain the ability to control all matters submitted to stockholders for approval.

Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 67% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary items. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Our share price may decline due to the large number of shares eligible for future sale.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could reduce the market price of our common stock. As of March 22, 2005, we had 61,723,907 shares of common stock outstanding, of which 14,004,318 may be resold in the public market immediately. The remaining 47,719,589 shares or 77% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future.   We, our executive officers and directors, and substantially all of our other stockholders have agreed with the underwriters not to dispose of or hedge any of our shares of common stock during the 180-day period following January 26, 2004 without the consent of Goldman, Sachs & Co., except that beginning after the 90th day following January 26, 2004, each stockholder will be permitted to sell or hedge up to 10% of that stockholder’s shares if the average price of our common stock over the 20 consecutive trading days ending on the 72nd day following the date of our initial public offering (or, if that day is not a trading day, the preceding trading day) exceeds 120% of the initial public offering price.

We have granted certain stockholders the right to require us to register their shares of our new common stock, representing over 39,379,777 shares of our common stock following completion of this offering. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares may have a negative impact on the market price for our common stock.

Provisions in our charter documents and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock.

Certain provisions of our certificate of incorporation and by-laws, may inhibit changes in control of our company not approved by our board of directors or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

•                  a classified board of directors with staggered terms;

•                  a prohibition on stockholder action through written consents;

•                  a requirement that special meetings of stockholders be called only by the board of directors;

•                  advance notice requirements for stockholder proposals and director nominations;

•                  limitations on the ability of stockholders to amend, alter or repeal the by-laws; and

•                  the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine and additional shares of our common stock.

We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who becomes a 15% or greater stockholder for a period of three years from the date such person acquired such status unless certain board or stockholder approvals are obtained. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We may not pay dividends on our common stock.

We currently intend to declare quarterly dividends on all outstanding shares of common stock. There can be no assurance, however, as to the amount and frequency of any such dividend or that a dividend will be paid at all due to factors relating to our actual future earnings and capital requirements and to the discretion of our board of directors.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections “Additional Factors That Might Affect Future Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors, included in Form 10-K Annual Report.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this
Form 10-K Annual Report relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Forward-looking statements include, but are not limited to, the following:

•                  the statements about our intention to pay dividends;

•                  the statements about future growth in online brokerage accounts, options trading and online options trading;

•                  the statements relating to the registration of, and transfers of accounts to, optionsXpress Canada and other potential responses to possible enforcement actions against us by Canadian authorities;

•                  the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•                  the statements concerning continued financing options

•                  the statements regarding scalability of our systems and the cost of increases;

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Available Information

We are required to file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.optionsXpress.com. Please note that these website addresses are provided as inactive textual references only. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

ITEM 2. PROPERTIES

We lease our corporate headquarters and primary data center, located in Chicago, Illinois. We also lease office space in several cities throughout the United States. The following table sets forth certain information with respect to our facilities:

Location	Space	Principal Usage

Chicago, IL	19,108 sq. feet	Corporate Headquarters
El Paso (Ripley St), TX	6,000 sq. feet	Customer Service Center
El Paso (Granada St), TX	2,200 sq. feet	Office Space
Thousand Oaks, CA	950 sq. feet	Office Space

ITEM 3. LEGAL PROCEEDINGS

Many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Like other securities brokerage firms, we have been named as a defendant in law suits and from time to time we have been threatened with, or named as a defendant in, arbitrations and administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. The NASD, through a number of Wells letters delivered to us, is considering disciplinary action against us for potential violations of NASD Order Audit Trail System reporting rules including failure to maintain adequate procedures and/or supervise. The probability of a finding against us on these pending charges is unknown, and the potential fines or other disciplinary action for these kind of violations of NASD rules varies, but we believe that settlements for such violations range from $10,000 for single violations to $60,000 for settlement of a number of violations. We have responded to or are in the process of responding to these letters and have received no reply.

In July 2004, the Ontario Securities Commission advised us that it was considering enforcement action against us for conducting business with customers located in Ontario without being registered. If the Ontario Securities Commission or the securities commissions of other Canadian provinces proceed with an enforcement action, we could choose to defend against any allegations relating to violations of Canadian registration requirements, pursue settlement to resolve the matter and/or withdraw completely from doing business in Canada. Based on other brokerage firms settling similar matters with the Ontario Securities Commission, we anticipate that if we choose to settle this matter, we may be required to pay a penalty. We recorded a reserve of $420,000 in the third quarter of 2004, which we believe is a reasonable estimate of our total exposure relating to this issue.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the Nasdaq National Market under the symbol “OXPS” on January 27, 2005. Prior to that date, there was no established public trading market for our common stock. On March 22, 2005, the last sale price of our common stock on the Nasdaq National Market was $16.75 per share and there were approximately 122 holders of record of the common stock.

We have paid dividends in the past, we declared a dividend in the first quarter of 2005, and we currently intend to declare quarterly dividends on all outstanding shares of common stock. We expect the quarterly dividend initially to be approximately $0.041 per share. The first quarterly dividend will be for the second calendar quarter of 2005.

The declaration of any other dividends and, if declared, the amount of any such dividend, will be subject to our actual future earnings, capital requirements, regulatory restrictions and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

The Company maintains an equity incentive plan (the Plan) whereby management may, at its discretion, grant eligible employees, directors, independent contractors, or consultants of the Company restricted stock or options to purchase up to 3,750,000 shares of the Company’s common stock. In general, one-third of the options become exercisable on the first anniversary date following the grant, and one-thirty-sixth of the options become exercisable on each of the succeeding 24 monthly anniversaries of the first anniversary date. All options expire ten years after the date of the grant. The following table summarizes the activities of the Plan for the year ended December 31, 2004 (in thousands):

		December 31, 2004
	Number of Options	Weighted Average Exercise Price
Outstanding, January 1	1,951	$0.69
Granted to employees	371	11.91
Exercised by employees	986	0.38
Forfeited by employees	60	2.60
Outstanding, December 31	1,276	4.10
Exercisable, December 31	393	0.84
Available for future grant, December 31	1,940
Weighted-average remaining life (years)	8.4

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The table set forth below lists the securities sold by us since January 1, 2002 (in thousands).

Event	Date	Type of Stock	Number of Shares		Total Consideration
			Preferred	Common
Sale of Series A2 Preferred Stock(1)	7/31/2002	Common	—	2,437	$3
2003 Employee Stock Options Exercises(2)	2003	Common	—	764	$162
2004 Employee Stock Options Exercises(2)	2004	Common	—	986	$375
Sale of Common Stock(3)	3/12/2004	Common	—	412	$2,000

(1)  Exercise of warrants issued in connection with the December 19, 2001 purchase of Series A2 preferred stock. The sale of Series A2 preferred stock and warrants to purchase our common stock were exempt from the registration requirements of the Securities Act in reliance on Regulation D (Rule 506) promulgated thereunder as a transaction by an issuer not involving a public offering. We sold the securities to 18 accredited investors without any form of general solicitation or general advertising.

(2)  The employee stock option exercises were exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

(3)  The sale of common stock was exempt form the registration requirements of the Securities Act in reliance on Regulation D (Rule 506) promulgated thereunder as a transaction by an issuer not involving a public offering. We sold the securities to 9 accredited investors without any form of general solicitation or general advertising.

In addition, on December 17, 2003, we entered into a stock purchase and recapitalization agreement with investment funds affiliated with Summit Partners, G-Bar Limited Partnership, JG 2002 Delta Trust, David S. Kalt, Ned W. Bennett, Delaware Charter Guarantee & Trust Company F/B/O Ned Bennett IRA and certain other stockholders pursuant to which, on January 15, 2004, we issued approximately 18.2 million shares of Series A preferred stock in exchange for approximately $88.4 million. The issuance was exempt from the registration requirements of the Securities Act in reliance on Regulation D (Rule 506) promulgated thereunder as a transaction by an issuer not involving a public offering. In conjunction with this recapitalization, our former preferred stockholders converted their preferred stock into shares of common stock. Furthermore, we then redeemed approximately 18.2 million shares of common stock (including a portion of the shares of preferred stock converted into common stock by our former preferred stockholders) for an aggregate amount of approximately $88.4 million.

On January 26, 2005, as a result of our initial public offering, all of our issued and outstanding shares of preferred stock were converted into 18.2million shares of common stock in accordance with the terms of such preferred stock.

We have granted stock options under our stock option plans covering an aggregate of 1,275,653 shares of common stock (net of exercises, expirations and cancellations) as of December 31, 2004, at exercise prices ranging from 1.25 to 120.00 per share. As of December 31, 2004, options to purchase an aggregate of 1,749,218 shares of common stock have been exercised for an aggregate purchase price of $536,928, or a weighted exercise price of  $5.21 per share. We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in this paragraph by virtue of Section 4(2) of the Securities Act and Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction under a compensatory benefit plan under Rule 701.

On January 26, 2005, the SEC declared effective our first registration statement, filed on Form S-1 (File No. 333-119967) under the Securities Act in connection with the initial public offering of our common stock. Goldman, Sachs & Co., Merrill Lynch & Co., Raymond James, William Blair & Company and Sandler O’Neill & Partners, L.P. acted as the underwriters for the offering.

Our common stock began trading on The Nasdaq National Market under the trading symbol “OXPS” on January 27, 2005. We sold 5,000,000 shares and certain selling stockholders sold 7,000,000 shares of common stock in our initial public offering at $16.50 per share. The offering terminated after the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option. The aggregate gross proceeds received by us from the shares of common stock we sold were $82.5 million. We will not receive any of the proceeds from sales of common stock by the selling stockholders in the offering. We paid the underwriters a commission of $5.8 million and incurred offering expenses estimated at $1.3 million, net of a $0.6 million reimbursement by the underwriters of a portion of the expenses. After deducting the underwriters’ commission and the estimated offering expenses, we received net proceeds of approximately $75.4 million. We invested the net proceeds in short-term securities and expect to use the net proceeds for general corporate purposes. In addition, we may use a portion of the net proceeds from this offering for acquisitions of complementary businesses, products and technologies. Our management will have broad discretion over how we use the net proceeds from this offering. None of the expenses, or application of the net proceeds, were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

The following summary consolidated financial and operating data should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The financial information for the years ended December 31,  2004, 2003, 2002, 2001 and 2000 set forth below was derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K Annual Report. The historical financial and operating information may not be indicative of our future performance.

	Year ended December 31,
	2004	2003	2002	2001	2000(1)
	(in thousands, except per share data)
Results of Operations
Revenues
Commissions	$71,567	$38,088	$14,173	$1,995	$2
Other brokerage related revenue	17,751	8,793	2,751	—	—
Interest income	3,648	1,274	340	74	2
Other	103	26	4	13	—
Total revenues	$93,069	$48,181	$17,268	$2,082	$4
Expenses
Brokerage, clearing, and other related expenses	$14,258	$8,494	$5,198	$1,108	$1
Compensation and benefits	9,760	5,037	2,865	985	278
Advertising	6,675	2,975	1,070	503	32
Quotation services	3,693	1,984	786	210	14
Depreciation and amortization	1,648	770	331	88	9
Technology and telecommunication	1,434	693	362	225	192
Other	3,376	1,010	466	321	148
Total expenses	40,844	20,963	11,078	3,440	674
Income (loss) before income taxes	52,225	27,218	6,190	(1,358)	(670)
Income taxes	21,015	10,862	1,819	—	—
Net income (loss)	$31,210	$16,356	$4,371	$(1,358)	$(670)
Net income (loss) per share — basic	$0.56	$0.30	$0.08	$(0.04)	$(0.02)
Net income (loss) per share — diluted	$0.55	$0.29	$0.08	$(0.04)	$(0.02)
Weighted average shares — basic	37,956	40,583	38,935	37,500	37,500
Weighted average shares — diluted	57,264	56,783	55,370	37,500	37,500

	As of December 31,
	2004	2003	2002	2001	2000(1)
Statistical Data
Number of customer accounts (at period end)(2)	100,960	57,728	22,171	4,759	20
Daily average revenue trades (“DARTs”)(3)	13,560	7,567	2,830	390	4
Customer trades per account (4)	42.98	46.5	53.2	41.3	12.2
Average commission per trade	$20.99	$19.90	$19.80	$20.19	$17.77
Option trades as a % of total trades	79.1%	79.3%	89.7%	87.9%	57.4%
Advertising expense per new customer account(5)	$154	$84	$61	$106	$1,604
Balance Sheet (at period end, in thousands)
Cash	$24,759	$2,777	$2,604	$1,003	$14
Total assets	40,095	9,990	5,129	1,843	204
Long-term debt	—	—	—	387	—
Total liabilities	7,089	2,011	2,213	509	72
Total stockholders’ equity	33,006	7,979	2,916	1,334	132
Dividends
Dividends declared per share (during the period)	$0.13	$0.17	$0.05	—	—

(1) Represents the period from inception, February 1, 2000 to December 31, 2000.

(2) Customer accounts are open, numbered accounts.

(3) DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(4) Customer trades per account are total trades divided by the average number of total customer accounts during the period.

(5) Calculated based on total new customer accounts opened during the period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section. You should read the following discussion together with the section entitled “Risk Factors” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K Annual Report.

Overview

We offer a comprehensive suite of brokerage services for stock, mutual fund, option and fixed-income product investors. We have been recognized as offering the leading online retail brokerage platform for the rapidly expanding listed equity options market, based on the quality of our proprietary technology and our customer experience. We opened our first customer account in December 2000. Since that time, we have grown to over 100,000 customer accounts. Our option trades represented approximately 3% of all listed U.S. options volume for the twelve months ended December 31, 2004. We believe this makes us one of the largest retail online options brokers. Our revenue consists primarily of commissions from customers’ trades of options, stocks, mutual funds and fixed-income products.  In 2004, option trades represented approximately 79% of our customers’ trades, with approximately 20% coming from stocks and 1% from mutual funds and fixed-income products. We have experienced growth in revenue and market share every year since inception and have been net income and cash flow positive since the first quarter of 2002. We generated $93.1 million of revenue for the twelve months ending December 31, 2004 with $52.2 million of income before income taxes and $31.2 million of net income.

Sources of Revenue

Our largest source of revenue is commissions earned from our brokerage activities, which is driven largely by our customers’ trading activities. Given the early stage of our brokersXpress operation, this revenue currently consists almost entirely of revenue from our optionsXpress retail trading platform. In addition, like other retail brokerage firms, we receive payment for order flow from exchanges and liquidity providers where our customers’ orders are routed. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Payment for order flow is included in other brokerage revenue. Commissions and their related clearing costs and payment for order flow are recorded on a trade date basis as transactions occur. Interest income consists of our portion of the income generated by charges to customers on margin balances and customer cash held and invested by our clearing firm, offset by interest paid to customers on their credit balances. Since we are an introducing broker, all customer balances are held by our clearing firm on a fully disclosed basis. Commissions represented 82.1%, 79.1% and 76.9% of our total revenue in 2002, 2003 and 2004, respectively. Other brokerage revenue represented 15.9%, 18.3% and 19.1% of our total revenue in 2002, 2003 and 2004, respectively.

Operating Expenses

Brokerage, clearing and other related expenses

Our largest single expense item is brokerage, clearing and other related expenses, which includes the costs of executing and clearing customer trades. These costs are paid to clearing agents as well as exchanges and third-party broker-dealers. These costs are largely variable with commission revenues. On a per trade basis, these costs generally decrease as our total number of customer trades increase.

Other Operating Expenses

Our largest other operating expense is employee compensation and benefits, which includes salaries, bonuses, group insurance, contributions to benefit programs and other related employee costs. Due to the efficiencies created by our technology and brokerage platform, however, our employee compensation expense is a lower percentage of revenue than our major online competitors and traditional, full service brokerage firms. Advertising costs are expensed as incurred, except for the production of broadcast advertising, which is expensed when the first broadcast airs, and includes production and communication of advertising and other marketing activities. Quotation services include costs paid to exchanges and outside firms to provide securities quotes to our customers. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of capitalized software. Other expenses include lease expenses on office space, data centers, computers and other equipment, telecommunications, postage and news costs, losses for execution errors, customer execution price adjustments, travel expenses and other miscellaneous expenses.

As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which may require us to incur significant expenditures in the near term to establish systems and hire and train personnel to comply with these requirements. In addition, as a public company, we expect to incur additional costs for external advisors such as legal, accounting and auditing fees. We will be required to adopt, at September 30, 2005, Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004) and, to record compensation expense based on the fair value of options issued to employees. Currently, we are only required to record compensation expense to the extent that the fair value of our common stock exceeds the exercise price of the options at the measurement date.

Results of Operations

The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Year ended December 31,
	2002	2003	2004
Results of Operations
Total revenues (in thousands)	$17,268	$48,181	$93,069
Brokerage, clearing, and other related expenses	30.1%	17.6%	15.3%
Compensation and benefits	16.6	10.5	10.5
Advertising	6.2	6.2	7.2
Quotation services	4.6	4.1	4.0
Depreciation and amortization	1.9	1.6	1.8
Technology and telecommunication	2.1	1.4	1.5
Other	2.7	2.1	3.6
Income before income taxes	35.8	56.5	56.1
Income taxes	10.5	22.6	22.6
Net income	25.3	33.9	33.5

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Overview

Our improved results for the period reflect the following principal factors:

•                  total customer accounts increased by 43,232 to 100,960, or 74.9%;

•                  total trades increased by 1.5 million to 3.4 million, or 78.1%; and

•                  average commission per trade increased by $1.09 to $20.99, or 5.5%.

A significant factor in the growth of the year ended December 31, 2004 versus December 31, 2003 was the strength of the overall equity markets in the first quarter of 2004. The result was an extremely strong first quarter followed by more modest growth in the second and third quarters as the markets returned to more typical levels.

Total revenues

Our total revenues increased $44.9 million, or 93.2%, for the year ended December 31, 2004 to $93.1 million compared to $48.2 million for the year ended December 31, 2003. The increase in total revenues consisted primarily of an increase in brokerage commissions for the year ended December 31, 2004 of $33.5 million, or 87.9%, to $71.6 million compared to $38.1 million for the year ended December 31, 2003, and an increase in payment for order flow of $9.0 million, or 101.9%, to $17.8 million for the year ended December 31, 2004 compared to $8.8 million for the year ended December 31, 2003. These increases were primarily the result of the rise in the number of trades processed, commission per trade and an increase in customer accounts.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses increased $5.8 million, or 67.9%, to $14.3 million for the year ended December 31, 2004 from $8.5 million for the year ended December 31, 2003. Increased brokerage expenses were primarily due to the execution charges associated with the 78.7% increase in trades and $1.7 million of non-recurring charges for clearing that began in April 2004 and ended upon conversion to our new clearing agent, Goldman Sachs Execution and Clearing, in September 2004. Without these non-recurring charges, brokerage, clearing and other related charges per trade decreased by 21% primarily due to improved pricing for increased volume.

Compensation and benefits

Compensation and benefits expenses increased $4.8 million, or 93.8%, to $9.8 million for the year ended December 31, 2004 from $5.0 million for the year ended December 31, 2003. Increased compensation expenses were primarily due to an increase in the number of employees from 82 to 125 and a one-time expense of $0.7 million in connection with a restricted stock grant.

Advertising

Advertising expenses increased $3.7 million, or 124.4%, to $6.7 million for the year ended December 31, 2004 from $3.0 million for the year ended December 31, 2003. Increased advertising expenses were primarily due to increased print advertising and our trial use of television advertising, which temporarily resulted in a higher advertising expense per new account.

Quotation services

Quotation services expenses increased $1.7 million, or 86.1%, to $3.7 million for the year ended December 31, 2004 from $2.0 million for the year ended December 31, 2003. Increased quotation services expenses were primarily due to a 74.9% increase in customer accounts.

Depreciation and amortization

Depreciation and amortization expenses increased $0.8 million, or 114.0%, to $1.6 million for the year ended December 31, 2004 from $0.8 million for the year ended December 31, 2003. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.

Technology and Telecommunication

Technology and telecommunication expenses increased $0.7 million, or 106.9%, to $1.4 million for the year ended December 31, 2004 from $0.7 million for the year ended December 31, 2003. Increased technology and telecommunication expenses were primarily due to added telecommunications and data expense to support the increase in customer accounts.

Other

Other expenses increased $2.4 million, or 234.3%, to $3.4 million for the year ended December 31, 2004 from $1.0 million for the year ended December 31, 2003. Increased other expenses were primarily due to increased general administrative expenses and professional fees expenses associated with registrations and licensing in foreign countries.

Income taxes

Income taxes increased $10.1 million, or 93.5%, to $21.0 million for the year ended December 31, 2004 from $10.9 million for the year ended December 31, 2003. Increased income taxes were primarily due to the 91.9% increase in income before income taxes.

Net income

As a result of the foregoing, we reported $31.2 million in net income for the year ended December 31, 2004, as compared to $16.4 million in net income for the year ended December 31, 2003, an increase of $14.8 million, or 90.8%.

Year Ended December 31, 2003 versus Year Ended December 31, 2002

Overview

Our improved results for the period reflect the following principal factors:

•                  total customer accounts increased by 35,557 to 57,728, or 160%;

•                  total trades increased by 1.2 million to 1.9 million, or 168%; and

•                  commission per trade held steady at approximately $20.00 per trade.

Total revenues

Our total revenues increased $30.9 million, or 179%, to $48.2 million, for the year ended December 31, 2003 compared to $17.3 million for the year ended December 31, 2002. The increase in total revenues consisted primarily of an increase in brokerage commissions for the year ended December 31, 2003 of $23.9 million, or 169%, to $38.1 million compared to $14.2 million for the year ended December 31, 2002, and an increase in payments for order flow of $6.0 million, or 220%, for the year ended December 31, 2003 to $8.8 million compared to $2.8 million for the year ended December 31, 2002. Revenue growth was primarily driven by a 160% increase in total customer accounts and a 168% increase in total trades.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses increased $3.3 million, or 63%, to $8.5 million for the year ended December 31, 2003 from $5.2 million for the year ended December 31, 2002. Increased brokerage expenses were primarily due to increased trade volume. The per trade cost decreased as a result of volume incentives in our clearing agreement.

Compensation and benefits

Compensation and benefits expenses increased $2.1 million, or 76%, to $5.0 million for the year ended December 31, 2003 from $2.9 million for the year ended December 31, 2002. Increased compensation expenses were primarily due to headcount increasing from 49 at December 31, 2002 to 82 at December 31, 2003 to support the growth in our core business.

Advertising

Advertising expenses increased $1.9 million, or 178%, to $3.0 million for the year ended December 31, 2003 from $1.1 million for the year ended December 31, 2002. Increased advertising expenses were primarily due to additional online advertising.

Quotation services

Quotation services expenses increased $1.2 million, or 152%, to $2.0 million for the year ended December 31, 2003 from $0.8 million for the year ended December 31, 2002. Increased quotations services expenses were primarily due to the increase in the number of accounts.

Depreciation and amortization

Depreciation and amortization expenses increased $0.5 million, or 133%, to $0.8 million for the year ended December 31, 2003 from $0.3 million for the year ended December 31, 2002. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.

Technology and telecommunication

Technology and telecommunication expenses increased $0.3 million, or 91.4%, to $0.7 million for the year ended December 31, 2003 from $0.4 million for the year ended December 31, 2002. Increased other expenses were primarily due to added telecommunications and data expense to support the increase in customer accounts.

Other

Other expenses increased $0.5 million, or 116.7%, to $1.0 million for the year ended December 31, 2003 from $0.5 million for the year ended December 31, 2002. Increased other expenses were primarily due to added general and administrative expenses including professional fees and travel.

Income taxes

Income taxes increased $9.1 million, or 497%, to $10.9 million for the year ended December 31, 2003 from $1.8 million for the year ended December 31, 2002. Increased income taxes were primarily due to increased pre-tax income and having exhausted all of our tax loss carry forwards.

Net income

As a result of the foregoing, we reported $16.4 million in net income for the year ended December 31, 2003, as compared to $4.4 million in net income for the year ended December 31, 2002.

Quarterly Results

The following tables set forth selected unaudited consolidated quarterly statement of income data and selected unaudited consolidated operating data for the four quarters ended December 31, 2004. In management’s opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Form 10-K Annual Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

	Quarter ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Results of Operations
Total revenues	$23,803	$23,986	$19,717	$25,563
Brokerage, clearing, and other related expenses	3,102	3,814	3,612	3,730
Compensation and benefits	1,766	2,156	3,117	2,721
Advertising	1,939	1,806	1,387	1,543
Quotation services	797	913	845	1,138
Depreciation and amortization	367	375	418	488
Technology and telecommunication	217	281	411	525
Other	379	599	1,476	922
Income taxes	6,058	5,585	3,530	5,842
Net income	$9,178	$8,457	$4,921	$8,654

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and the issuance of common stock and Series A preferred stock for general corporate purposes. We plan to finance our future operating liquidity and regulatory capital needs from our earnings. Although we have no current plans to do so, we may issue equity or debt securities or enter into secured lines of credit from time to time.

As a holding company, we access the earnings of our operating subsidiaries through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of the SEC and NASD relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company.

Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1). Under applicable provisions of this Rule, optionsXpress, Inc. is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $0.25 million, whichever is greater, as these terms are defined. Net capital and aggregate indebtedness change from day to day, but at December 31, 2004, it had net capital of approximately $23.45 million and net capital requirements of $0.40 million. The ratio of aggregate indebtedness to net capital at December 31, 2004 was 0.25 to 1.

Our other broker-dealer subsidiary, brokersXpress LLC, is also subject to Rule 15c3-1 and at December 31, 2004, had net capital of approximately $0.27 million and applicable net capital requirements of $0.05 million.  The ratio of aggregate indebtedness to net capital at December 31, 2004 was 0.55 to 1.

Cash Flow

Cash provided by operating activities was $32.0 million for the year ended December 31, 2004, compared to cash provided by operating activities of $13.3 million for the year ended December 31, 2003 and cash provided by operating activities of $6.0 million for the year ended December 31, 2002. The primary reason for the increase in cash provided by operating activities was the increase in the number of trades offset in part by an increase in our receivable from our clearing broker.

Cash used in investing activities was $3.2 million for the year ended December 31, 2004, compared to cash used in investing activities of $1.8 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively. The increase in cash used in investing activities was primarily the result of increased infrastructure purchased, including furniture and technology, to support our growth.

Cash used in financing activities was $6.8 million for the year ended December 31, 2004, compared to cash used in financing activities of $11.3 million and $3.2 million for the years ended December 31, 2003 and 2002.  In 2003, we redeemed approximately $2.0 million of existing stock from a stockholder. In addition, we paid dividends totaling $7.0 million during the year ended December 31, 2004.  In 2003 and 2002, we paid dividends totaling $9.5 million and $2.9 million, respectively.

Capital Expenditures

Capital expenditures were $3.2 million for the year ended December 31, 2004, compared to $1.8 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively. Capital expenditures for the years ended December 31, 2004 and 2003 included capitalized software costs, which we capitalized in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments at December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Capital lease obligations	$301	$125	$176	$—	$—
Operating lease obligations	1,407	527	880	—	—
Purchase obligations	1,313	1,109	204	—	—
Total	$3,021	$1,761	$1,260	$—	$—

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Form 10-K, we believe the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to the capitalization of software development and the valuation of stock-based compensation.

Software

Costs associated with software developed for internal use include capitalized costs based on SOP 98-1 and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of the software that do not meet the capitalization criteria are expensed as incurred. These capitalized costs are amortized on a straight-line basis over three years. During 2002, 2003 and 2004, we capitalized $0.5 million, $0.7 million and $1.1 million, respectively, of software development costs.  In addition, during 2002, 2003, and 2004, we expensed $0.3 million, $0.3 million and $1.1 million for costs associated with software that did not meet the capitalization criteria.

The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We utilize a project management tool to assist in validating the underlying estimates used in the determination of time devoted. We review any impairment of the capitalized costs on a periodic basis.

Stock-Based Compensation

While we have not adopted the fair value based method of accounting for stock-based compensation related to options under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” we do make the required pro forma disclosures for the effect on net income (loss) as if the fair market value based method of accounting provided for under SFAS No. 123 had been adopted. These pro forma disclosures are based upon a number of assumptions utilized in a valuation model in determining the appropriate valuation of the fair market value of options on the date of grant. We will be required to adopt, at September 30, 2005, Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), and record compensation expense based on the fair value of options issued to employees.

The key assumptions used in the valuation model are stock price at date of grant, expected volatility, annual expected dividend yield and expected life of the options granted. The fact that we were a private company until January 26, 2005 and our stock had not been publicly traded made this estimation process more subjective than it would be for a public company. In addition, as we have only existed for a short time, we do not have extensive experience on which to base these assumptions. We have utilized assumptions we believe to be reasonable and appropriate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have material exposure to interest rate changes, commodity price changes, foreign currency fluctuations or similar market risks other than the effect they may have on trading volumes. Accordingly, we have not entered into any derivative contracts to mitigate such risks. In addition, we do not trade securities for our own account or maintain inventories of securities for sale, and therefore are not subject to equity price risk.

Through an arrangement with our clearing firms, we extend margin credit and leverage to our customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities, that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2004, we had $78.0 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.

We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm Consolidated Financial Statements and Selected Quarterly Financial Data are set forth in the index on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent auditors on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our directors, executive officers and other key employees as of March 22, 2005.

Directors and Executive Officers

Name	Age	Position

James A. Gray	39	Chairman of the Board
David S. Kalt	37	Chief Executive Officer and Director

Ned W. Bennett	62	Chief Operating Officer and Director
David A. Fisher	35	Chief Financial Officer
Thomas E. Stern	58	Chief Administrative Officer
Benjamin Morof	36	Chief Compliance Officer
Christopher J. Dean	31	Director

Executive officers are appointed by and serve at the pleasure of our board of directors. A brief biography of each person who will serve as a director or executive officer upon consummation of this offering follows.

James A. Gray has served as our Chairman of the Board since inception and has served as Chairman of the Board of optionsXpress, Inc. since 2000. Mr. Gray also has served as President of G-Bar Limited Partnership, an independent proprietary trading firm, since 1996. Prior to that, Mr. Gray served as the Head of Equity Trading at G-Bar.

David S. Kalt has served as our Chief Executive Officer since inception and has served as President and Chief Technology Officer of optionsXpress, Inc. from August 2000 to present. From 1998 to 2000, Mr. Kalt served as Chief Technology Officer for TRAMS Inc., a software developer for retail travel agencies. Prior to that, Mr. Kalt served as President of Third Party Solutions, a firm he founded in 1994 that developed technology and other solutions for the travel industry.

Ned W. Bennett has served as our Chief Operating Officer since inception and has served as Chief Executive Officer of optionsXpress, Inc. from August 2000 to present. From July 1997 to May 1999, Mr. Bennett served in various positions at Dreyfus Brokerage Services, Inc. (Pacific Brokerage Services), including Chief Operating Officer. Prior to that, Mr. Bennett served as the Chief Executive Officer and Chief Operating Officer of publicly-traded ED&F Man International Securities Inc. from December 1994 to July 1997. Mr. Bennett also served as President and Chief Executive Officer of Geldermann Securities, a ConAgra company that he developed into a major clearing firm, from November 1987 to December 1994, when the firm was purchased by ED&F Man International Inc.

David A. Fisher has served as our Chief Financial Officer since July 2004. From March 2001 to July 2004, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works, a quick service restaurant chain with over 60 units. Prior to that, Mr. Fisher served as Chief Financial Officer and Secretary of Prism Financial Corporation, a publicly-traded, nationwide consumer financial services company, from August 1997 to February 2001. Mr. Fisher is a member of the Illinois Bar.

Thomas E. Stern has served as our Chief Administrative Officer since inception and has served as Chief Financial Officer of optionsXpress, Inc. since December 2001. Mr. Stern also serves as Chief Financial Officer of brokersXpress LLC. Prior to that, he served as President and Chief Operating Officer of EZ Stocks, Inc., a NASD member firm, from February 2000 to November 2001 and as Senior Managing Director of Regal Discount Securities from January 1999 to January 2000.

Benjamin Morof has served as our Chief Compliance Officer since inception and has also served as Chief Compliance Officer of optionsXpress, Inc. since January 2002. Mr. Morof also served as Executive Vice President, Operations and Compliance, of optionsXpress, Inc. from October 2000 to December 2001. From August 1996 to September 2000, Mr. Morof served in various positions at ED&F Man International Securities Inc. Mr. Morof is a member of the Illinois Bar.

Christopher J. Dean has served as one of our directors since inception and has also served as one of the directors of optionsXpress, Inc. since January 2004. Mr. Dean has also served as a Vice President of Summit Partners, a private equity and venture capital firm, since 2001. Prior to that, he attended Harvard Business School from 1999 to 2001 and served as an associate at J.H. Whitney & Co., a venture capital firm, from 1997 to 1999.

There are no family relationships between any of our executive officers or directors.

Board of Directors

Composition of the Board of Directors

Our restated certificate of incorporation provides for a classified board of directors consisting of three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2005 for the Class I directors, 2006 for the Class II directors and 2007 for the Class III directors. This classification of our board of directors could have the effect of delaying or preventing changes in control or changes in our management.

•                  The class I director is Mr. Dean ;

•                  The class II director is Mr. Kalt; and

•                  The class III directors are Mr. Gray and Mr. Bennett.

We have an authorized Board of Directors consisting of seven members, a majority of whom are “independent” under the Nasdaq Marketplace Rules and applicable SEC rules. Messrs. Dean and  Gray qualify as “independent” under the rules of The Nasdaq National Market. Our by-laws provide that the authorized number of directors may be changed by a resolution adopted by at least two-thirds of our directors then in office. Any additional directorships resulting from an increase in number of directors may only be filled by the directors and will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. We intend to add three additional “independent” directors in the near future.

Audit Committee

Our Audit Committee consists of Mr. Gray and Mr. Dean, who are both “independent directors” for Audit Committee purposes under applicable Nasdaq and SEC rules. The functions of the Audit Committee include:

•                  the appointment, compensation, retention and oversight of the work of the independent auditors engaged for the purpose of preparing and issuing an audit report;

•                  reviewing the independence of the independent auditors and taking, or recommending that our board of directors take, appropriate action to oversee their independence;

•                  approving, in advance, all audit and non-audit services to be performed by the independent auditors;

•                  overseeing our accounting and financial reporting processes and the audits of our financial statements;

•                  establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal control or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•                  engaging independent counsel and other advisers as the audit committee deems necessary;

•                  determining compensation of the independent auditors, compensation of advisors hired by the audit committee and ordinary administrative expenses;

•                  reviewing and assessing the adequacy of a formal written charter on an annual basis; and

•                  handling such other matters that are specifically delegated to the audit committee by our board of directors from time to time.

Our board of directors has adopted a written charter for our audit committee, which is posted on our website. Ernst & Young LLP currently serves as our independent auditors.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Gray and  Mr. Dean, who are both “independent directors” under applicable Nasdaq and SEC rules.  The functions of the nominating and corporate governance committee include:

•                  selecting, or recommending to our board of directors for selection, nominees for election to our board of directors;

•                  making recommendations to our board of directors regarding the size and composition of the board, committee structure and makeup and retirement procedures affecting board members;

•                  monitoring our performance in meeting our obligations of fairness in internal and external matters and our principles of corporate governance; and

•                  such other matters that are specifically delegated to the nominating and corporate governance committee by our board of directors from time to time.

Our board of directors has adopted a written charter for our nominating and corporate governance committee, which specifically address the nominations process and is posted on our website.

Compensation Committee

Our compensation committee consists of Mr. Gray and  Mr. Dean, who are both “independent directors” under applicable Nasdaq and SEC rules.  The functions of the nominating and corporate governance committee include:

•                  determining, or recommending to our board of directors for determination, the compensation and benefits of all of our executive officers;

•                  reviewing our compensation and benefit plans to ensure that they meet corporate objectives;

•                  administering our stock plans and other incentive compensation plans; and

•                  such other matters that are specifically delegated to the compensation committee by our board of directors from time to time.

Our board of directors has adopted a written charter for our compensation committee, which will be posted on our website.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee. No interlocking relationship exists between the board or directors or the compensation committee of any other company.

Director Compensation

We provide cash compensation at a rate of $30,000 per year, payable quarterly to each non-employee director. We also intend to pay the chairman of the Audit Committee an additional fee of $15,000 per year, payable quarterly. In addition, we will reimburse directors for their reasonable expenses incurred in attending meetings of the Board of Directors.   Mr. Gray, the chairman of our board of directors, is a party to a retention agreement that provides him with an annual retainer of $167,000. The other material terms of Mr. Gray’s retention agreement are substantially similar to the terms of those agreements described under “— Employment Agreements.”

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of business conduct and ethics for our employees, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other executives. A copy of this code is included as Exhibit 14.1 with this Form 10-K Annual Report and is posted on our website.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has designated Mr. Dean as the audit committee financial expert.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We are not aware of any missed filings during the period.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information regarding compensation paid by us relating to the fiscal year ended December 31, 2004 to our Chief Executive Officer and other executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2004. These executives are referred to as the “named executive officers” elsewhere in this Annual Report on Form 10-K.

Summary Compensation Table

	2004					2003
			Long-Term Compensation					Long-Term Compensation
Name and Principal Position	Annual		Securities Underlying Options	All Other Compensation ($)		Annual		Securities Underlying Options	All Other Compensation ($)
	Compensation					Compensation
	Salary ($)	Bonus ($)				Salary ($)	Bonus ($)
David S. Kalt Chief Executive Officer	227,350	143,517	—	—		188,000	145,000	45,000	—
Ned W. Bennett Chief Operating Officer	220,150	144,316	—	—		172,000	145,000	45,000	—
David A. Fisher Chief Financial Officer(1)	131,250	—	117,188	654,144	(2)	—	—	—	—
Thomas E. Stern Chief Administrative Officer	169,350	75,000	—	—		150,000	50,000	—	—
Benjamin Morof Chief Compliance Officer	165,417	63,333	—	—		126,667	40,000	—	—

(1)  Mr. Fisher has served as our Chief Financial Officer since July 2004.

(2)  Represents a restricted stock grant of 60,938 shares of common stock.

Stock Option Grants in 2004

The following table sets forth information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 2004.

	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal	Exercise Price Per Share	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term
Name	Granted	Year	($/Share)	Date	5%	10%

David S. Kalt	—	—	—	—	—	—
Ned W. Bennett	—	—	—	—	—	—
David A. Fisher	117,188	31.6%	10.73	7/15/14	790,789	2,004,015
Thomas E. Stern	—	—	—	—	—	—
Benjamin Morof	—	—	—	—	—	—

Option Exercises in 2004 and Year-End Option Values

The following table sets forth the number of shares of common stock subject to options and the value of such options held by each of our named executive officers as of December 31, 2004. This table assumes a per share price of $16.50, which we estimate to be the fair market value of a share of our common stock on that date.

	Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of Unexercised In-The- Money Options At Fiscal Year- End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

David S. Kalt	—	18,758	—	291,499
Ned W. Bennett	—	18,758	—	291,499
David A. Fisher	—	117,188	—	837,425
Thomas E. Stern	—	12,503	—	202,174
Benjamin Morof	—	315	—	5,144

Benefit Plans

2005 Equity Incentive Plan

Our board of directors adopted and our stockholders approved our 2005 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is designed to enable us to attract, retain and motivate our directors, officers, associates and consultants, and to further align their interests with those of our stockholders, by providing for or increasing their ownership interests in our company.

Administration.    The Equity Incentive Plan will be administered by the compensation committee of our board of directors. Our board may, however, at any time resolve to administer the Equity Incentive Plan. Subject to the specific provisions of the Equity Incentive Plan, the compensation committee is authorized to select persons to participate in the Equity Incentive Plan, determine the form and substance of grants made under the Equity Incentive Plan to each participant, and otherwise make all determinations for the administration of the Equity Incentive Plan.

Participation.    Individuals who will be eligible to participate in the Equity Incentive Plan will be directors (including non-employee directors), officers (including non-employee officers) and employees of, and other individuals performing services for, or to whom an offer of employment has been extended by, us or our subsidiaries.

Type of Awards.    The Equity Incentive Plan will provide for the issuance of stock options, restricted stock, dividend equivalents, other stock-based awards and performance awards. Performance awards may be based on the achievement of certain business or personal criteria or goals, as determined by the compensation committee.

Available Shares.    An aggregate of 1,250,000 shares of our common stock will be reserved for issuance under the Equity Incentive Plan, subject to annual automatic increases and certain other adjustments reflecting changes in our capitalization. If any grant under the Equity Incentive Plan expires or terminates unexercised, becomes unexercisable or is forfeited as to any shares, or is tendered or withheld as to any shares in payment of the exercise price of the grant or the taxes payable with respect to the exercise, then such unpurchased, forfeited, tendered or withheld shares will thereafter be available for further grants under the Equity Incentive Plan. The Equity Incentive Plan will provide that the compensation committee shall not grant, in any one calendar year, to any one participant awards to purchase or acquire a number of shares of common stock in excess of 20% of the total number of shares authorized for issuance under the Equity Incentive Plan.

Option Grants.    Options granted under the Equity Incentive Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or non-qualified stock options, as the compensation committee may determine. The exercise price per share for each option will be established by the compensation committee, except that in the case of the grant of any incentive stock option, the exercise price may not be less than 100% of the fair market value of a share of common stock as of the date of grant of the option. In the case of the grant of any incentive stock option to an employee who, at the time of the grant, owns more than 10% of the total combined voting power of all of our classes of stock then outstanding, the exercise price may not be less than 110% of the fair market value of a share of common stock as of the date of grant of the option.

Terms of Options.    The term during which each option may be exercised will be determined by the compensation committee, but if required by the Internal Revenue Code and except as otherwise provided in the Equity Incentive Plan, no option will be exercisable in whole or in part more than ten years from the date it is granted, and no incentive stock option granted to an employee who at the time of the grant owns more than 10% of the total combined voting power of all of our classes of stock will be exercisable more than five years from the date it is granted. All rights to purchase shares pursuant to an option will, unless sooner terminated, expire at the date designated by the compensation committee. The compensation committee will determine the date on which each option will become exercisable and may provide that an option will become exercisable in installments. The shares constituting each installment may be purchased in whole or in part at any time after such installment becomes exercisable, subject to such minimum exercise requirements as may be designated by the compensation committee. Prior to the exercise of an option and delivery of the shares represented thereby, the optionee will have no rights as a stockholder, including any dividend or voting rights, with respect to any shares covered by such outstanding option. If required by the Internal Revenue Code, the aggregate fair market value, determined as of the grant date, of shares for which an incentive stock option is exercisable for the first time during any calendar year under all of our equity incentive plans may not exceed $100,000.

Amendment of Options and Amendment/Termination of Plan.    The board of directors or the compensation committee generally will have the power and authority to amend or terminate the Equity Incentive Plan at any time without approval from our stockholders. The compensation committee generally will have the authority to amend the terms of any outstanding award under the plan, including, without limitation, the ability to reduce the exercise price of any options or to accelerate the dates on which they become exercisable or vest, at any time without approval from our stockholders. No amendment will become effective without the prior approval of our stockholders if stockholder approval would be required by applicable law or regulations, including if required for continued compliance with the performance-based compensation exception of Section 162(m) of the Internal Revenue Code, under provisions of Section 422 of the Internal Revenue Code or by any listing requirement of the principal stock exchange on which our common stock is then listed. Unless previously terminated by the board or the committee, the Equity Incentive Plan will terminate on the tenth anniversary of its adoption. No termination of the Equity Incentive Plan will materially and adversely affect any of the rights or obligations of any person, without his or her written consent, under any grant of options or other incentives therefore granted under the Equity Incentive Plan.

2005 Employee Stock Purchase Plan

Our board of directors plans adopted and our stockholders approved our 2005 Employee Stock Purchase Plan. The purpose of the plan is to provide an incentive for our employees (and employees of our subsidiaries designated by our board of directors) to purchase our common stock and acquire a proprietary interest in us.

Administration.    A committee designated by our board will administer the plan. The plan vests the committee with the authority to interpret the plan, to prescribe, amend, and rescind rules and regulations relating to the plan, and to make all other determinations necessary or advisable for the administration of the plan, although our board of directors may exercise any such authority in lieu of the committee. In all cases, the plan will be required to be administered in such a manner as to comply with applicable requirements of Rule 16b-3 of the Securities Exchange Act of 1934 and Section 423 of the Internal Revenue Code.

Eligibility and Participation.    As of the date of our initial public offering, each person who is employed either by us or by one of our designated subsidiaries and is expected on a regularly-scheduled basis to work more than 20 hours per week for more than five months per calendar year, automatically will be enrolled in the plan. Persons who subsequently become employed by us or one of our designated subsidiaries will be eligible once they have completed three months of service, provided they are expected on a regularly-scheduled basis to work more than 20 hours per week for more than five months per calendar year.

Options to Purchase/Purchase of Shares.    Each participant will be granted an option to purchase shares of our common stock at the beginning of each 6-month “offering period” under the plan, on each “exercise date,” during the offering period. Exercise dates generally will occur on each June 30 and December 31. Participants will purchase the shares of our common stock through after-tax payroll deductions, not to exceed 15% of the participant’s total base salary. No participant may purchase more than $25,000 of common stock in any one calendar year. The purchase price for each share will generally be the fair market value of a share on the first day of the offering period or the fair market value on the exercise date. If a participant’s employment with us or one of our designated subsidiaries terminates, any outstanding option of that participant also will terminate.

Share Reserve.    500,000 shares of our common stock will be reserved for issuance over the term of the plan, subject to certain other adjustments reflecting changes in our capitalization. If any option to purchase reserved shares is not exercised by a participant for any reason, or if the option terminates, the shares that were not purchased shall again become available under the plan.

Amendment and Termination.    Our board or the committee generally will have the power and authority to amend the plan from time to time in any respect without the approval of our stockholders. However, no amendment will become effective without the prior approval of our stockholders if stockholder approval would be required by applicable law or regulation, including Rule 16b-3 under the Securities Exchange Act of 1934, Section 423 of the Internal Revenue Code, or any listing requirement of the principal stock exchange on which our common stock is then listed. Additionally, except as otherwise specified in the plan, no amendment may make any change to an option already granted that adversely affects the rights of any participant. The plan will terminate at the earliest of the tenth anniversary of its implementation, the time when there are no remaining reserved shares available for purchase under the plan, or an earlier time that our board may determine.

2001 Equity Incentive Plan

We currently maintain an equity incentive plan pursuant to which our management may, at its discretion, grant eligible employees, directors, independent contractors or consultants restricted stock or options to purchase up to 3,750,000 shares of our common stock. In general, one-third of the options become exercisable on the first anniversary date following the grant, and one-thirty-sixth of the options become exercisable on each of the succeeding

24 monthly anniversaries of the first anniversary date. All options expire ten years after the date of the grant. Upon effectiveness of the 2005 Equity Incentive Plan, no further grants will be made under the 2001 Equity Incentive Plan.

At December 31, 2004, options to purchase up to 1,275,653 shares of our common stock were outstanding, with 392,828 vested.

Based on our management’s estimate, the fair market value at the date of grant for options granted during the year ended December 31, 2004 was $1,022,000.  The fair market value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The model takes into account the stock price and exercise price at the grant date and the assumptions set forth in Note 11 to the Audited Consolidated Financial Statements for the years ended December 31, 2003 and 2004.

Employment Agreements

We entered into employment agreements with David S. Kalt and Ned W. Bennett. Each of the employment agreements provides that the executive will serve with us in his current position until his employment is terminated by either party upon written notice. Under the employment agreements, Messrs. Kalt and Bennett will receive:

•                  an annual base salary, which may be increased from time to time by the compensation committee, of:

Name	Position(s)	Annual Base Salary

David S. Kalt	Chief Executive Officer	$250,000
Ned W. Bennett	Chief Operating Officer	$250,000

•                  an annual bonus to be determined by the compensation committee; and

•                  employee benefits applicable to senior level executives.

If we terminate an executive’s employment without cause or if he resigns with good reason, he will be entitled to receive his base salary for a period of twelve months following his termination. If an executive’s employment is terminated by us for cause or if he resigns without good reason, dies or becomes disabled, he will be entitled to receive his base salary through the date of termination. Each executive is subject to confidentiality, non-compete and non-solicitation provisions of the agreements. The non-compete and non-solicit provisions of the agreements remain in effect until the later of January 15, 2007, or one year following the executive’s termination. In addition, we have the option to extend the non-compete and non-solicitation periods for up to 24 additional months, subject to certain conditions.

We have also entered into an employment agreement with David A. Fisher. The agreement provides that Mr. Fisher will serve as Chief Financial Officer until his employment is terminated by either party upon written notice. Under this agreement, Mr. Fisher will receive an annual base salary, subject to increase, of $300,000, an annual bonus to be determined by the compensation committee, a one time bonus of $200,000 payable after January 1, 2005, and employee benefits applicable to senior level executives. The agreement also contains severance provisions generally comparable to those applicable to Messrs. Kalt and Bennett and a non-compete, non-solicitation provision lasting for one year after Mr. Fisher’s termination. In connection with his employment, Mr. Fisher also received an option grant covering 117,188 shares of common stock at an exercise price of $10.73 per share and a restricted stock grant of 60,938 shares of common stock. Pursuit to the terms of the employment agreement, upon consummation of our initial public offering, Mr. Fisher received an additional option grant covering 30,000 shares of common stock at an exercise price equal to the $16.50 price of the common stock sold to the public in that offering.

Director and Officer Indemnification and Limitation on Liability

Our certificate of incorporation provides that, to the fullest extent permitted by the Delaware General Corporation Law and except as otherwise provided in our by-laws, none of our directors shall be liable to us or our stockholders for monetary damages for a breach of fiduciary duty. In addition, our certificate of incorporation provides for indemnification of any person who was or is made, or threatened to be made, a party to any action, suit or other proceeding, whether criminal, civil, administrative or investigative, because of his or her status as a director or officer of optionsXpress, or service as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise at our request to the fullest extent authorized under the Delaware General Corporation Law against all expenses, liabilities and losses reasonably incurred by such person. Further, our certificate of incorporation provides that we may purchase and maintain insurance on our own behalf and on behalf of any other person who is or was a director, officer or agent of optionsXpress or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

Furthermore, we have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide our executive officers and directors with further indemnification to the fullest extent permitted by the Delaware General Corporation Law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 22, 2004 regarding the beneficial ownership of our common stock by:

•        each person, or group of affiliated persons, who is known by us to own beneficially five percent or more of our common stock;

•        each of our directors;

•        each of our named executive officers; and

•        all our directors and executive officers as a group.

The number of shares owned and percentage ownership in the following table is based on 61,723,907 shares of common stock outstanding on March 22, 2005.

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares
Directors, named executive officers and stockholders owning more than 5%
Summit Partners(1)	12,779,113	20.7
G-Bar Limited Partnership(2)	15,553,944	25.2
James A. Gray(3)	18,694,800	30.3
David S. Kalt(4)	3,356,376	5.4
Ned W. Bennett(5)	3,030,213	4.9
Thomas E. Stern	89,803		*
David A. Fisher	61,917		*
Benjamin Morof	94,589		*
Christopher J. Dean	—	—
All directors and named executive officers as a group	28,468,554	46.1

* Less than 1%.

(1)  Represents 8,662 shares held by Summit Ventures VI-A, L.P., 3,612 shares held by Summit Ventures VI-B, L.P.,

277 shares held by Summit VI Advisors Fund, L.P., 180 shares held by Summit VI Entrepreneurs Fund, L.P. and 49 shares held by Summit Investors VI, L.P. (such entities collectively referred to as “Summit Partners”). Summit Partners, L.P. is the managing member of Summit Partners VI (GP), LLC, which is the general partner of Summit Partners VI (GP), L.P., which is the general partner of each of Summit Ventures VI-A, L.P., Summit Ventures VI-B, L.P., Summit VI Advisors Fund, L.P., Summit VI Entrepreneurs Fund, L.P. and Summit Investors VI, L.P. Summit Partners, L.P., through a three-person investment committee composed of certain of the members of Summit Master Company, LLC, has voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Decisions of the investment committee are made by a majority vote of its members and, as a result, no single member of the investment committee has voting or dispositive authority over the shares. Gregory M. Avis, Peter Y. Chung, Scott C. Collins, Bruce R. Evans, Walter G. Kortschak, Martin J. Mannion, Kevin P. Mohan, Thomas S. Roberts, E. Roe Stamps, Joseph F. Trustee, Robert V. Walsh and Stephen G. Woodsum are the members of Summit Master Company, LLC, which is the general partner of Summit Partners, L.P., and each disclaims beneficial ownership of the shares held by Summit Partners. The address for each of these entities is 222 Berkeley Street, 18th Floor, Boston, MA 02116.

(2) Represents shares owned directly or indirectly by G-Bar Limited Partnership (“G-Bar”). Avrum Gray has the power to vote and/or dispose of these shares. James A. Gray is the President of G-Bar. Avrum Gray and James A. Gray each disclaim beneficial ownership of these shares.

(3) Includes 15,554 shares held by G-Bar of which Mr. Gray is the President and 3,141 shares held by the JG 2002 Delta Trust in which Mr. Gray is the trustee. He disclaims beneficial ownership of such shares.

(4) Includes 210 shares held by the David S. Kalt Family Trust and 210 shares held by the Susan Simon Kalt Family Trust.

(5) Includes 197 shares held by the Delaware Charter Guarantee & Trust Company F/B/O Ned Bennett IRA in which Mr. Bennett is the trustee and 1,631 shares held by Whiskey Golf Investments LP and 1,175 shares held by Whiskey Golf Investments II LP. He disclaims beneficial ownership of such shares.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within 60 days of March 22, 2005. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Purchase and Recapitalization Agreement

On December 17, 2003, we entered into a stock purchase and recapitalization agreement with investment funds affiliated with Summit Partners, G-Bar Limited Partnership, JG 2002 Delta Trust, David S. Kalt, Ned W. Bennett, Delaware Charter Guarantee & Trust Company F/B/O Ned Bennett IRA and certain other stockholders pursuant to which, on January 15, 2004, we issued approximately 18.2 million shares of Series A preferred stock in exchange for approximately $88.4 million. In conjunction with this recapitalization, our former preferred stockholders converted their preferred stock into shares of common stock. Furthermore, we then redeemed approximately 18.2 million shares of common stock (including a portion of the shares of preferred stock converted into common stock by our former preferred stockholders) for an aggregate amount of approximately $88.4 million. In addition to the stock redemption amount, we paid dividends totaling approximately $7.0 million to our common stockholders in connection with the transactions contemplated by the stock purchase and recapitalization agreement.

Stockholders Agreement

On January 15, 2004, we entered into a stockholders agreement with Summit Partners and substantially all of our other stockholders. The agreement governs the size and composition of our board of directors and board committees. The agreement also generally restricts the transfer of shares of common stock and granted certain stockholders rights of first refusal in connection with any proposed transfer by other stockholders and upon an issuance of new securities by us, subject to certain exceptions. All of the foregoing provisions of the stockholders agreement terminated upon the consummation of our initial public offering.

Registration Agreement

On January 15, 2004, we entered into a registration agreement with Summit Partners and certain other stockholders, including G-Bar Limited Partnership, JG 2002 Delta Trust, David S. Kalt and Ned W. Bennett. Upon consummation of our initial public offering, the agreement entitled both the holders of a majority of Summit Partners’ and holders of a majority of the other stockholders’ securities to two registrations on Form S-1 or any similar long-form registration statement and an unlimited number of registrations on Form S-2 or S-3 or any similar short-form registration statement, so long as the aggregate value of the securities to be registered on any short-form is at least $5 million. The agreement prohibits us from granting other registration rights with respect to our equity securities without the prior written consent of the holders of a majority of Summit Partners’ securities, except that we may grant registration rights if they are subordinate to those of Summit Partners. The registration agreement grants piggyback registration rights with respect to all other registrations proposed by us (except for demand registrations or registrations on a Form S-4, S-8 or successor forms). We will pay all expenses related to demand and piggyback registrations. We have also agreed to indemnify the parties to the agreement in connection with all registrations pursuant to this agreement against liabilities under the Securities Act.

Investor Rights Agreement; Management Rights Agreement

On January 15, 2004, we entered into an investor rights agreement and management rights agreement with Summit Partners. The investor rights agreement grants Summit Partners certain information rights with respect to our financial and other information, as well as reasonable access to our properties, to consult with our directors, management and independent accountants and to inspect our corporate and financial records. The agreements also contain certain other affirmative and negative covenants that terminated upon the consummation of our Initial Public Offering.

Dividends

We declared and paid dividends totaling approximately $7.0 million to our common stockholders during the year ended December 31, 2004 in connection with the transactions contemplated by the stock purchase and recapitalization agreement described above in “— Stock Purchase and Recapitalization Agreement.” In the first quarter of 2005, prior to the completion of our Initial Public Offering, we declared a cash dividend totaling $33.5 million to all common and preferred stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has appointed Ernst & Young LLP as the Company’s independent auditors to audit the financial statements of the Company and to perform other accounting services, if appropriate, for the year ending December 31, 2005. The Audit Committee will pre-approve Ernst & Young’s specific audit and professional services for the remainder of 2005 at the next scheduled Audit Committee meeting. Fees for other non-audit services arising during the year that are permissible under the SEC’s rules on Auditor Independence must be pre-approved by the Audit Committee Chair, who must report such approvals at the next meeting of the Audit Committee.

Fees paid to Ernst & Young for services provided during the years ended December 31, 2004 and 2003, are presented below. “Audit Fees” include fees associated with the annual audits and our initial public offering.

“Tax Fees” include fees associated with tax compliance, tax advice, and tax planning.  “Audit Related Fees” were incurred in connection with a potential acquisition.

	Audit Fees	Tax Fees	Audit Related Fees	Other
2004	$789,000	$44,300	$110,000	—
2003	$100,500	$14,600	$—	—

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)(1) The following documents are filed as part of this Annual Report in Form 10-K:

Number	Description
F-1	Index to Financial Statements
F-2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
F-3	Consolidated Statements of Operations at December 31, 2004 and 2003
F-4	Consolidated Statements of Financial Condition for the years ended December 31, 2004, 2003 and 2002
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004
F-7	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Page
Schedule I – Condensed Financial Information of Registrant	S-1

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable, or is shown in the consolidated financial statements or notes thereto.

(a)(3) See attached Exhibit Index.

(b) Exhibits.  See attached Exhibit Index.

(c) none

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2005.

Signature	Title

/s/ JAMES A. GRAY	Chairman of the Board
James A. Gray

/s/ DAVID S. KALT	Chief Executive officer (Principal Executive Officer) and
David S. Kalt	Director

/s/ NED W. BENNETT	Chief Operating Officer and Director
Ned W. Bennett

/s/ DAVID A. FISHER	Chief Financial Officer (Principal Financial and Accounting
David A. Fisher	Officer)

/s/ CHRISTOPHER J. DEAN	Director
Christopher J. Dean

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2004, by and among optionsXpress, Inc., optionsXpress Holdings, Inc. and optionsXpress MergerCo, Inc. (1)
2.2	Omnibus Amendment, Waiver and Consent, dated as of June 30, 2004, by and among optionsXpress, Inc., optionsXpress Holdings, Inc. and each of the other signatories thereto (1)
3.1	Amended and Restated Certificate of Incorporation of optionsXpress Holdings, Inc.
3.2	Amended and Restated By-laws of optionsXpress Holdings, Inc. (1)
4.1	Certificate of Common Stock of optionsXpress Holdings, Inc. (1)
4.2	Registration Agreement, dated as of January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P. and stockholders listed on the signature pages thereto (1)
10.1	Stock Purchase and Recapitalization Agreement, dated as of December 17, 2003, by and among optionsXpress, Inc., the purchasers named therein and the sellers named therein (1)
10.2	Stockholders Agreement, dated as of January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P. and stockholders listed on the signature pages thereto (1)
10.3	Investor Rights Agreement, dated as of January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P. and stockholders listed on the signature pages thereto (1)
10.4	Amended and Restated Restricted Stock Agreement, dated January 15, 2004, by and between optionsXpress, Inc. and James A. Gray (1)(2)
10.5	Amended and Restated Restricted Stock Agreement, dated January 15, 2004, by and between optionsXpress, Inc. and David S. Kalt (1)(2)
10.6	Amended and Restated Restricted Stock Agreement, dated January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett (1)(2)
10.7	Restricted Stock Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher (1)(2)
10.8	Management Rights Agreement, dated January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P. (1)
10.9	optionsXpress, Inc. 2001 Equity Incentive Plan (1)
10.10	Form of optionsXpress Holdings, Inc. 2005 Equity Incentive Plan (1)
10.11	Form of optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan (1)
10.12	Retention Agreement, by and between optionsXpress, Inc. and James A. Gray (1)
10.13	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and David S. Kalt (1)(2)
10.14	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett (1)(2)
10.15	Employment Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher (1)(2)
10.16	Clearing Agreement, dated September 13, 2004, by and between optionsXpress, Inc. and Spear, Leeds & Kellogg L.P. (n/k/a Goldman Sachs Execution & Clearing, L.P.) (1)
10.17	Form of Indemnification Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and its directors (1)
14.1	Code of Ethics
21.1	Subsidiaries of optionsXpress Holdings, Inc. (1)
23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc Registration Statement on Form S-1 (File No. 333-109700).

(2)                                  Management Contract

optionsXpress Holdings, Inc.

Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

optionsXpress Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of optionsXpress Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of optionsXpress Holdings, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

Chicago, Illinois

February 4, 2005

optionsXpress Holdings, Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Years Ended December 31
	2004	2003	2002
Revenues
Commissions	$71,567	$38,088	$14,173
Other brokerage-related revenue	17,751	8,793	2,751
Interest income	3,648	1,274	340
Other income	103	26	4
Total revenues	93,069	48,181	17,268

Expenses
Brokerage, clearing, and other related expenses	14,258	8,494	5,198
Compensation and benefits	9,760	5,037	2,865
Advertising	6,675	2,975	1,070
Quotation services	3,693	1,984	786
Depreciation and amortization	1,648	770	331
Technology and telecommunication	1,434	693	362
Other	3,376	1,010	466
Total expenses	40,844	20,963	11,078
Income before income taxes	52,225	27,218	6,190
Income taxes	21,015	10,862	1,819
Net income	$31,210	$16,356	$4,371

Earnings per common share:
Basic	$0.56	$0.30	$0.08
Diluted	0.55	0.29	0.08

Weighted-average number of common shares:
Basic	37,956	40,583	38,935
Diluted	57,264	56,783	55,370

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Financial Condition

(In Thousands)

	December 31
	2004	2003
Assets
Cash and cash equivalents	$24,759	$2,777
Receivable from brokers	9,299	4,370
Security deposits	313	293
Fixed assets (net of accumulated depreciation and amortization of $2,333 and $776, respectively)	3,732	2,207
Other assets	1,892	343
Investment in optionsXpress Australia Pty Limited	100	—
Total assets	$40,095	$9,990

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$5,023	$1,354
Current income taxes payable	1,152	212
Net deferred income tax liabilities	914	445
Total liabilities	7,089	2,011

Stockholders’ equity
Common stock, $0.0001 par value, 187,500 shares authorized; 2004 – 38,296 issued and outstanding, 2003 – 41,138 issued and outstanding	4	4
Convertible preferred stock, $0.0001 par value,75,000 shares authorized as of December 31, 2004 and 2003; 2004 – 18,196 issued and outstanding, 2003 – 13,948 issued and outstanding	2	1
Additional paid-in capital	12,450	11,275
Accumulated other comprehensive income	2	—
Retained earnings	20,548	(3,301)
Total stockholders’ equity	33,006	7,979
Total liabilities and stockholders’ equity	$40,095	$9,990

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

					Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount

Balance, January 1, 2002 (Note 16)	37,902	$4	14,448	$1	$12,429	$—	$(11,099)	$1,335
Net income	—	—	—	—	—	—	4,371	4,371
Dividends declared	—	—	—	—	—	—	(2,893)	(2,893)
Warrants exercised	2,437	—	—	—	3	—	—	3
Subscriptions received	—	—	—	—	100	—	—	100
Stock dividend (Note 16)	26	—	—	—	432	—	(432)	—
Balance, December 31, 2002	40,365	4	14,448	1	12,964	—	(10,053)	2,916
Net income	—	—	—	—	—	—	16,356	16,356
Dividends declared	—	—	—	—	—	—	(9,455)	(9,455)
Convertible preferred stock redeemed	—	—	(500)	—	(2,000)	—	—	(2,000)
Options exercised	764	—	—	—	162	—	—	162
Stock dividend (Note 16)	9	—	—	—	149	—	(149)	—
Balance, December 31, 2003	41,138	4	13,948	1	11,275	—	(3,301)	7,979
Dividends declared	—	—	—	—	—	—	(7,014)	(7,014)
Preferred stock converted to common stock	13,948	1	(13,948)	(1)	—	—	—	—
Convertible preferred stock issued (Note 8)	—	—	18,196	2	88,388	—	—	88,390
Common stock redeemed (Note 8)	(18,196)	(2)		—	(88,388)	—	—	(88,390)
Direct cost of capital raised	—	—	—	—	(2,491)	—	—	(2,491)
Tax benefit (Note 8)	—	—	—	—	646	—	—	646
Common stock issued	473	—	—	—	2,654	—	—	2,654
Common stock redeemed	(74)	—	—	—	(355)	—	—	(355)
Options exercised	986	1	—	—	374	—	—	375
Stock dividend (Note 16)	21	—	—	—	347	—	(347)	—

Net income	—	—	—	—	—	—	31,210	31,210
Currency translation adjustment	—	—	—	—	—	2	—	2
Total comprehensive income	—	—	—	—	—	2	31,210	31,212
Balance, December 31, 2004	38,296	$4	18,196	$2	$12,450	$2	$20,548	$33,006

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31
	2004	2003	2002
Operating activities
Net income	$31,210	$16,356	$4,371
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,648	770	331
Net deferred income taxes	469	220	225
Tax benefit (Note 8)	646	—	—
Gain on investment in optionsXpress Australia Pty Limited	(41)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivable from brokers	(4,929)	(3,498)	(848)
Security deposits	(20)	(20)	81
Other assets	(1,549)	(95)	(45)
Increase (decrease) in:
Accounts payable and accrued liabilities	3,669	654	579
Current income taxes payable	940	(1,076)	1,288
Net cash provided by operating activities	32,043	13,311	5,982

Investing activities
Purchases and development of computer software	(1,593)	(1,002)	(586)
Purchases of fixed assets	(1,580)	(843)	(457)
Direct acquisition costs of investment in optionsXpress Australia Pty Limited	(57)	—	—
Purchase of exchange membership	—	—	(160)
Net cash used in investing activities	(3,230)	(1,845)	(1,203)

Financing activities
Exercise of stock options	338	162	3
Redemption of convertible preferred stock	—	(2,000)	—
Dividends paid	(7,014)	(9,455)	(2,893)
Subscriptions received	—	—	100
Repayment of subordinated borrowings	—	—	(488)
Proceeds from subordinated borrowings	—	—	100
Redemption of common stock	(88,708)	—	—
Issuance of convertible preferred stock	88,390	—	—
Issuance of common stock	2,654	—	—
Direct costs of capital raised	(2,491)	—	—
Net cash used in financing activities	(6,831)	(11,293)	(3,178)

Net increase in cash and cash equivalents	21,982	173	1,601
Cash, beginning of year	2,777	2,604	1,003
Cash and cash equivalents, end of year	$24,759	$2,777	$2,604

Supplemental disclosure of cash flow information:
Income taxes paid	$18,950	$11,729	$330
Interest paid	7	—	14
Supplemental disclosure of noncash activity:
Noncash exercise of options	$37	$—	$—
Noncash foreign currency translation	$2	$—	$—

See accompanying notes.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

Effective July 31, 2004, the consolidated financial statements include the accounts of optionsXpress Holdings, Inc., optionsXpress, Inc., bX Holdings LLC, and brokersXpress LLC (collectively, the Company). In addition, effective October 13, 2004, the consolidated financial statements also include the accounts of a newly formed subsidiary, OX Australia LLC (OXA LLC). Prior to July 31, 2004, the consolidated financial statements included the accounts of optionsXpress, Inc., bX Holdings LLC and brokersXpress LLC (collectively, the Company). See Corporate Reorganization below for additional information. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company follows United States generally accepted accounting principles, including certain accounting guidance used by the brokerage industry.

Nature of Operations

optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD) and the Chicago Board Options Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD. The Company provides internet-based options and stock brokerage services to retail customers located throughout the United States and the world. The Company clears all customer transactions through two clearing brokers on a fully disclosed basis.

Corporate Reorganization

Prior to July 31, 2004, optionsXpress, Inc. wholly owned bX Holdings LLC and bX Holdings LLC wholly owned brokersXpress LLC. Effective July 31, 2004, optionsXpress Holdings, Inc. was formed as a Delaware corporation and optionsXpress, Inc. entered into a corporate reorganization whereby optionsXpress Holdings, Inc. acquired 100 percent of optionsXpress, Inc., bX Holdings LLC and brokerXpress LLC. The shareholders’ of optionsXpress, Inc. at July 31, 2004, exchanged shares in optionsXpress, Inc. for shares in optionsXpress Holdings, Inc. on a one for one basis. Subsequent to the corporate reorganization, optionsXpress, Inc., bX Holdings LLC and brokerXpress LLC are wholly owned by optionsXpress Holdings, Inc.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investment in optionsXpress Australia Pty Ltd

The Company, through its subsidiary, OXA LLC, carries its investment in optionsXpress Australia Pty Ltd (oX Australia) on the equity method as it owns a 41% voting interest in oX Australia. oX Australia is not deemed to be a variable interest entity as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). The Company records its proportionate share of earnings in other income in the consolidated statements of operations.

The investment in oX Australia is denominated in Australian dollars, which is also its functional currency. In connection with applying the equity method, the financial statements of oX Australia are first translated to U.S. dollars using the period-end exchange rate for all assets and liabilities and the average exchange rate for the period for revenues and expenses. The resulting net translation gains and losses are reflected in cumulative translation adjustment, which is presented as a separate component of stockholders’ equity. The Company reviews for any impairment on the investment on a periodic basis.

Commissions

The Company derives commission revenues from retail customer transactions in options, equity, mutual fund, and fixed income securities. Commission revenues and related brokerage and clearing costs are recognized on a trade-date basis.

Other Brokerage-Related Revenue

The Company receives payment for order flow from exchanges and liquidity providers where its customers’ orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments.

Interest Income

Interest income consists primarily of the Company’s portion of the income generated by charges to customers on margin balances and customer cash held and invested by the Company’s clearing brokers, offset by interest paid to customers on their credit balances.

Fixed Assets

Fixed assets consist of furniture, equipment, leasehold improvements, and computer software. Fixed assets are carried at cost, less accumulated depreciation and amortization. Furniture and equipment are depreciated on a straight-line basis over three years. Leasehold improvements are amortized on a straight-line basis over three years.

The Company capitalizes costs associated with software developed for internal use based on Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of the software that do not meet the capitalization criteria are expensed as incurred. Capitalized costs are amortized on a straight-line basis over three years. The Company reviews for any impairment of the capitalized costs on a periodic basis.

Security Deposits

Security deposits include both the deposits made for the Company’s offices, and the escrow deposit with Legent Clearing Corporation (Legent), one of the Company’s clearing brokers. Any interest on these deposits is accrued as earned.

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs.

Earnings Per Share

Basic earnings per share (EPS) is computed using the two-class method, which allocates earnings to common stock and participating preferred stock according to dividends declared and participation rights in undistributed earnings. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when the assumed exercise or conversion would have an anti-dilutive effect on EPS.

Stock-Based Compensation

Prior to the corporate reorganization effective July 31, 2004, optionsXpress, Inc. maintained the stock compensation plan. Subsequent to the corporate reorganization, the Company now maintains the stock compensation plan. All options outstanding at December 31, 2004, are options to buy common stock of the Company granted to employees of optionsXpress, Inc. and brokersXpress, LLC.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The additional disclosures of SFAS No. 148 are required for interim periods and fiscal years ended after December 15, 2002.

As permitted in SFAS No. 123 and 148, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, the Company, utilizing the intrinsic value-based method of accounting, recognizes no compensation expense related to employee stock options as long as options are granted with an exercise price equal to, or greater than, the fair market value of the underlying common stock on the date of grant as determined by management.

The following table illustrates the effect on the Company’s reported net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended December 31
	2004	2003	2002

Net income, as reported	$31,210	$16,356	$4,371
Deduct – Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	196	93	55
Pro forma net income	31,014	16,263	4,316
Less income allocable to preferred stock	9,989	4,250	1,168
Pro forma net income applicable to common stockholders	$21,025	$12,013	$3,148

Income per share:
Basic, as reported	$0.56	$0.30	$0.08
Basic, pro forma	0.55	0.30	0.08
Diluted, as reported	0.55	0.29	0.08
Diluted, pro forma	0.54	0.29	0.08

The underlying assumptions to these fair value calculations are discussed in Note 10.

Income Taxes

The Company files a consolidated income tax return with its subsidiaries. Deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using the currently enacted tax rates. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Statement No. 107, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated statements of financial condition. Management estimates that the fair value of financial instruments recognized in the consolidated statements of financial condition (including cash, receivables, payables, and accrued liabilities) approximates their carrying value.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions regarding capitalization of internally developed software and other matters affecting the consolidated financial statements and the accompanying notes for the years presented. Actual results could differ from management’s estimates.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment. This statement requires use of the fair value method of accounting for share-based payment transactions with employees. With the adoption of SFAS No. 123R, the Company will be required to account for stock options under the fair value method of accounting and to estimate expected forfeitures of stock grants instead of its current practice of accounting for forfeitures as they occur. In addition, the Company will begin to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in its consolidated statements of cash flows. The Company will also consider whether to begin using a binomial model as a valuation technique to determine the fair value of stock option grants rather than the Black Scholes model that is currently used. The provisions of SFAS No. 123R are required to be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and the Company is currently evaluating the impact of the adoption on its consolidated financial statements.

3. Receivable from Brokers

Amounts receivable from brokers consisted of the following at December 31:

	2004	2003
Receivable:
Net settlement with clearing brokers	$6,075	$2,222
Order flow receivable from brokers	3,224	2,148
	$9,299	$4,370

The net settlement with the clearing brokers represents amounts due from commissions earned, a portion of the margin interest on customer balances held at the clearing brokers, and interest income earned, net of interest expense, on Company balances held at the clearing brokers. In September 2004, the Company entered into an agreement with Goldman Sachs Execution & Clearing, L.P. (GSEC), whereby GSEC replaced Legent Clearing, LLC (Legent) as the Company’s primary clearing broker. Legent continues to act as a clearing broker for a portion of the Company’s trades.

4. Fixed Assets

Fixed assets, including leasehold improvements and capitalized software development costs, consisted of the following at December 31:

	2004	2003

Computer software	$3,188	$1,620
Computer equipment	2,602	1,123
Office furniture	182	118
Leasehold improvements	93	67
Miscellaneous	—	55
	6,065	2,983
Less accumulated depreciation and amortization	2,333	776
	$3,732	$2,207

As of December 31, 2004 and 2003, the cost of internally developed software was $2,299 and $1,213, respectively. The related accumulated amortization related to internally developed software was $971 and $294, respectively.

At December 31, 2003, a standby letter of credit for $70 was issued on behalf of the Company to a leasing company for an office furniture lease. During October of 2004, this lease was terminated and the standby letter of credit was cancelled.

5. Other Assets

Other assets consisted of the following at December 31:

	2004	2003

Exchange membership	$160	$160
Prepaid expenses	258	144
Deferred initial public offering expenses	1,426	—
Other	48	39
	$1,892	$343

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31:

	2004	2003

Accrued employee compensation	$1,636	$841
Accounts payable	1,200	370
Other accrued expenses	2,187	143
	$5,023	$1,354

7. Commitments, Contingencies, and Guarantees

Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating lease agreements that expire on various dates through November 30, 2007. Future minimum annual lease commitments, exclusive of additional payments that may be required for certain increases in operating costs, are as follows:

Years ended December 31:
2005	$550
2006	482
2007	404
$1,436

Rent expense for the office space during the years ended December 31, 2004, 2003, and 2002, totaled approximately $309, $218, and $116, respectively.

The Company enters into agreements to purchase public relations, telecommunications, and data services from various service providers. These agreements expire on various dates through November, 2006. The fixed and determinable portions of these obligations are $1,109 and $204 for the years ended December 31, 2005 and 2006, respectively. The expenses incurred related to these service agreements during the years ended December 31, 2004, 2003, and 2002, were $1,145, $502, and $93, respectively.

The Company is subject to pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon consultation with legal counsel, the disposition of such outstanding legal actions will not have a material adverse effect on the financial position or results of operations of the Company.

Guarantees

Under the terms of the clearing agreements with GSEC and Legent, the Company introduces its customers’ accounts to GSEC and Legent who, as the clearing brokers, clear and carry all customer account activity. As such, the Company is required to guarantee the performance of its customers in meeting their contractual obligations. The Company has agreed to indemnify the clearing brokers for losses that they may sustain for the customer accounts introduced by the Company. In accordance with applicable margin lending practices and in conjunction with the clearing brokers, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions. Compliance with the various guidelines are monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary.

As of December 31, 2004, the Company had $77,974 in credit extended to its customers through its clearing brokers. The amount of risk to which the Company is exposed from the leverage extended to its customers and specifically from short sale transactions by its customers is not quantifiable since the risk would be dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. The account level margin and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. The Company believes that it is unlikely that it will have to make any significant payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.

8. Capitalization

Common Stock

At December 31, 2004, 2003, and 2002, the Company had 187,500 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 38,296, 41,138, and 40,365 shares were issued and outstanding at December 31, 2004, 2003, and 2002, respectively.

On March 12, 2004, the Company raised $2,000 by issuing 412 shares of common stock at a price of $4.86 per share. This share subscription was offered to all of the Company’s shareholders on a pro rata basis based upon their ownership interest. The Company also issued 61 shares of common stock with certain restrictions, as discussed below, as executive compensation during July of 2004.

On April 30, 2004, the Company repurchased 74 shares of common stock from original investors for $355. The stock was retired, and the amount in excess of par value was charged to additional paid-in capital.

On December 31, 2004, 2003, and 2002, certain shareholders of the Company held 10,117, 15,000, and 15,000, respectively, of shares under restricted stock agreements. These shares are restricted from being sold, assigned, transferred, pledged, gifted, or otherwise disposed of until designated by the Company, or the Company issues shares to the public as part of a qualified initial public offering.

The Company, in the event of termination, death, or disability, has the right, but not the obligation, to purchase these shares at fair market value, as defined in the agreement. If the termination is for cause, the purchase price would be substantially less.

Preferred Stock

At December 31, 2004, 2003, and 2002, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. Of the authorized shares, 18,750 were designated as Series A Convertible Preferred. At December 31, 2004, 2003, and 2002, the Company had 18,196, 13,948, and 14,448 shares, respectively, of convertible preferred stock issued and outstanding. The convertible preferred stock outstanding in 2003 and 2002 had the same voting and dividends rights as the common stock, and a preference value in liquidation the greater of $0.20 per share or the amount each stockholder would receive if the convertible preferred stock was converted into common stock immediately prior to liquidation. This preferred stock was converted into shares of common stock on a one for one basis on January 15, 2004.

On October 28, 2003, the Company repurchased 500 shares of Series A Convertible Preferred Stock owned by Legent, its clearing broker, for $2,000. The stock was retired, and the amount in excess of par value was charged to additional paid-in capital.

On January 15, 2004, the Company issued 18,196 shares of a new Series A of convertible preferred stock in exchange for net proceeds of $88,390. The Company incurred $2,491 in costs in connection with this transaction. In conjunction with this transaction, the outstanding preferred stock was converted into common stock on a one for one basis. The existing stockholders of the common stock, including employees with nonqualified stock options in January 2004, sold 18,196 shares of common stock back to the Company for an aggregate amount of $88,390. The convertible preferred stock issued on January 15, 2004, is convertible on a one for one basis at any time, and participates in dividends on the basis as if converted into common stock. This convertible preferred stock also has certain voting rights with regard to the election of directors and certain corporate matters. If this convertible preferred stock is not redeemed before January 15, 2009, by a liquidity event as defined in the agreement, these preferred stockholders also have the right to put their stock back to the Company for $88,390.

The Company will receive income tax benefits related to the exercise of nonqualified stock options as part of the transaction described above. The Company is entitled to a deduction for income tax purposes of the amount that employees report as ordinary income on these non-qualified stock options. The tax benefit relating to the tax deduction, amounting to $646, is included in additional paid-in capital for the period of the tax reduction.

Dividends

The Company has declared and paid dividends totaling $7,014, $9,455, and $2,893 and during the years ended December 31, 2004, 2003, and 2002, respectively, to all preferred and common stockholders of record.

Dividends per share for each class of shares were as follows:

	2004		2003	2002
Convertible preferred stock:
March 31	$0.00		$0.02	$—
June 30	0.00		0.05	—
September 30	0.00		0.07	0.03
December 31	0.00		0.03	0.02

Common stock:
March 31	0.00		0.02	—
June 30	0.13	*	0.05	—
September 30	0.00		0.07	0.03
December 31	0.00		0.03	0.02

*Dividend paid to all stockholders of record immediately prior to the issuance of the new series of convertible preferred stock on January 15, 2004.

9. Employee Benefit Plan

optionsXpress, Inc. maintains a 401(k) savings plan covering all eligible employees of optionsXpress, Inc. and brokersXpress, LLC. Discretionary contributions may be made to the plan although no such contributions have been made to the plan for the years ended December 31, 2004, 2003, and 2002.

10. Equity Incentive Plan

The Company maintains an equity incentive plan (the Plan) whereby management may, at its discretion, grant eligible employees, directors, independent contractors, or consultants of the Company and its subsidiaries restricted stock or options to purchase up to 3,750 shares of the Company’s common stock. In general, one-third of the options become exercisable on the first anniversary date following the grant, and one-thirty-sixth of the options become exercisable on each of the succeeding 24 monthly anniversaries of the first anniversary date. All options expire ten years after the date of the grant. The following table summarizes the activities of the Plan for the years ended December 31, 2004, 2003, and 2002:

	2004		2003		2002
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Outstanding, January 1	1,951	$0.69	2,156	$0.25	1,095	$0.17
Granted to employees	371	11.91	735	1.38	1,204	0.31
Exercised by employees	986	0.38	764	0.21	—	—
Forfeited by employees	60	2.60	176	0.20	143	0.21
Outstanding, December 31	1,276	4.10	1,951	0.69	2,156	0.25
Exercisable, December 31	393	0.84	538	0.25	522	0.17
Available for future grant, December 31	1,940	—	1,035	—	1,594	—
Weighted-average remaining life (years)	8.4	—	8.6	—	8.9	—

The following table summarizes the options outstanding and exercisable at December 31, 2004:

	Options Outstanding		Number of Options Exercisable	Weighted- Average Exercise Price
	Number	Remaining Contractual Life
Exercise Price
$0.17	38	6.89	34	$0.17
$0.33	338	7.53	168	$0.33
$0.96	466	8.33	166	$0.96
$3.33	45	8.75	18	$3.33
$7.14	123	9.11	7	$7.14
$10.73	117	9.54	—	$10.73
$16.00	149	9.61	—	$16.00
	1,276		393

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma disclosures for the effect on net income as if the fair market value based method of accounting provided for under SFAS No. 123 has been adopted. Such disclosures are determined through the use of an option-pricing model and are included in Note 2.

Based on management’s estimate, the fair market value of options granted at the date of grant during the years ended December 31, 2004, 2003, and 2002 was $1,022, $284, and $237, respectively. The fair market value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The model takes into account the stock price and exercise price at the grant date and the following assumptions at December 31:

	2004	2003	2002

Risk-free interest rate	3.65%	3.27%	2.63%
Expected volatility	30%	37%	100%
Annual dividend yield	3%	3%	3%
Expected life	5 years	5 years	5 years

The risk-free interest rate assumption is based on the rate available on zero-coupon U.S. government issues with a remaining term similar to the expected life of the options. The expected volatility assumption is estimated at 100% for 2002, in recognition of the Company’s rapid growth, and estimated at a reduced 37% in 2003, and 30% in 2004, in recognition of the longer operating history and the private equity investment occurring in January 2004.

11. Credit Risk

Amounts receivable from the clearing brokers are principally for commissions charged to customers and represent a concentration of credit risk. The Company does not anticipate non-performance by its clearing brokers. In addition, the Company has a policy of reviewing, as considered necessary, the creditworthiness of its clearing brokers with which it conducts business. The Company’s business at December 31, 2004, constituted the principal portion of Legent’s business. The Company maintains its cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100 per depositor, per institution. Uninsured balances were $2,319 and $2,542 at December 31, 2004 and 2003, respectively. Management believes that the Company is not exposed to any significant credit risk on these cash balances.

12. Regulatory Requirements

optionsXpress Inc. and brokersXpress LLC are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 administered by the SEC and NASD, which requires the maintenance of minimum net capital. Under this Rule, optionsXpress Inc. is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $250, whichever is greater, as these terms are defined. brokersXpress LLC is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $50. Net capital and aggregate indebtedness change from day to day.

Below is a summary of the capital requirements for optionsXpress, Inc. and brokersXpress LLC:

	Year Ended December 31, 2004
	Required Net Capital	Net Capital	Excess Net Capital	Ratio of Aggregate Indebtedness to Net Capital

optionsXpress, Inc	$396	$23,454	$23,058	0.25 to 1
brokersXpress LLC	50	269	219	0.55 to 1

	Year Ended December 31, 2003
	Required Net Capital	Net Capital	Excess Net Capital	Ratio of Aggregate Indebtedness to Net Capital

optionsXpress, Inc.	$250	$3,420	$3,170	0.46 to 1
brokersXpress LLC	50	250	200	0.02 to 1

The net capital rule may effectively restrict the payment of cash distributions or other equity withdrawals.

13. Income Taxes

The components of income tax expense were:

	Years Ended December 31
	2004	2003	2002
Current:
Federal	$16,727	$8,723	$1,306
State	3,819	1,919	288
	20,546	10,642	1,594

Deferred:
Federal	382	180	190
State	87	40	35
	469	220	225
Total income tax expense	$21,015	$10,862	$1,819

The effective tax rate differs from the statutory federal income tax rate principally due to state income taxes.

A reconciliation of the statutory federal income tax rate to the effective tax rate applicable to pre-tax income was as follows:

	Years Ended December 31
	2004	2003	2002

Federal income tax at statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal tax effect	4.8	4.7	4.7
Reduction in valuation allowance	—	—	(9.3)
Other	0.4	0.2	—
	40.2%	39.9%	29.4%

Net deferred tax liabilities were $914 and $445 at December 31, 2004 and 2003, respectively. The net deferred income tax liability is primarily attributable to the difference between the book and tax depreciation, and the book and tax treatment of software developed for internal use.

14. Earnings Per Share

The computations of basic and diluted EPS were as follows:

	Years Ended December 31
	2004	2003	2002

Reported net income	$31,210	$16,356	$4,371
Less income allocable to preferred stock	10,052	4,275	1,183
Adjusted net income applicable to common stockholders	$21,158	$12,081	$3,188

Weighted-average number of common shares outstanding – basic	37,956	40,583	38,935
Effect of dilutive securities	19,308	16,200	16,435
Weighted-average number of common shares outstanding – diluted	57,264	56,783	55,370

Basic EPS	$0.56	$0.30	0.08
Diluted EPS	0.55	0.29	0.08

15. Related Party Transactions

Effective October 13, 2004, optionsXpress Holdings, Inc., through a wholly owned subsidiary, OXA LLC, acquired a 41% ownership interest in oX Australia in exchange for the Company’s contribution of approximately 1,700 customer accounts to oX Australia as part of this transaction. The ownership interests at October 13, 2004, were determined based primarily on the relative number of accounts contributed by the different shareholders of oX Australia and the efforts of the other shareholders in forming and licensing oX Australia. At October 13, 2004, the Company recorded an investment of $57, at cost, based on the book value of zero for the non-monetary assets contributed and $57 of legal costs incurred in making this investment. Concurrent with the acquisition, the Company, through a wholly owned subsidiary, optionsXpress Inc., entered into a technology and execution and clearing services agreement with oX Australia. Prior to October 13, 2004, brokersXpress LLC had a similar agreement with oX Australia. The Company also has a commitment to extend a loan of approximately $98 per the share subscription agreement.

For the year ended December 31, 2004, the Company earned commission income of $991 and incurred commission expense of $630 (reflected in brokerage, clearing, and other related expenses in the consolidated statements of operations) from the agreements with oX Australia. At December 31, 2004, the Company recorded a net payable to oX Australia of $147 reflected in accounts payable and accrued liabilities in the consolidated statements of operations, consisting of customer commissions payable net of fees earned from oX Australia.

16. Subsequent Events

On January 25, 2005, the Company declared a dividend of $33,500, to be payable pro rata to the holders of record of common stock and Series A preferred stock of the Company, as of that date.

On January 26, 2005, the Company affected a 7.5 to 1 stock split and declared a common stock dividend of 606 shares. The consolidated financial statements reflect the retroactive effect of the stock split and stock dividend and appropriate restatement of the capital accounts. Also as of that date, the Company completed an initial public offering of 5,000 newly issued shares of common stock and 7,000 shares of existing shareholders, at an offering price of $16.50 per share, with net proceeds to the Company of $75.4 million. In connection with this offering, all shares of Series A preferred stock were converted into shares of common stock on a one for one basis.

On February 2, 2005, a dividend of $29,000 was declared and paid to the Company by optionsXpress, Inc.

Schedule I - Condensed Financial Information of the Registrant.

optionsXpress Holdings, Inc.

(Parent Company)

Statement of Operations

(In Thousands)

For the Period from July 31, 2004 to December 31, 2004
Revenues
Interest income	$2
Dividend income from subsidiary	1,000
1,002
Expenses
Stock based compensation	654
Other	154
Total expenses	808
Income before income taxes	194
Income tax benefit	399
Income before equity in undistributed net income from subsidiaries	593
Equity in undistributed net income from subsidiaries	10,804
Net income	$11,397

optionsXpress Holdings, Inc.

(Parent Company)

Statement of Financial Condition

(In Thousands)

At December 31, 2004
Assets
Cash	$199
Current income taxes receivable	421
Due from subsidiary	57
Deferred initial public offering expenses	1,426
Investment in subsidiaries	32,267
Total assets	$34,370

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$536
Due to subsidiary	806
Deferred income tax payable	22
Total liabilities	1,364

Total stockholders’ equity	33,006
Total liabilities and stockholders’ equity	$34,370

optionsXpress Holdings, Inc.

(Parent Company)

Statement of Cash Flows

(In Thousands)

For the Period from July 31, 2004 to December 31, 2004
Operating activities
Net income	$11,397
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income from subsidiaries	(10,804)
Deferred income tax payable	22
Stock based compensation	654
Changes in operating assets and liabilities:
(Increase) decrease in:
Current income taxes receivable	(421)
Due from subsidiary	(57)
Deferred initial public offering expenses	(1,426)
Increase (decrease) in:
Accounts payable and accrued liabilities	536
Due to subsidiary	353
Net cash provided by operating activities	254

Investing activities
Equity investment in subsidiary	(200)
Net cash used in investing activities	(200)

Financing activities
Exercise of stock options	145

Net increase in cash	199
Cash, beginning of period	—
Cash, end of period	$199

Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation	$2
Non-cash investment in subsidiary	453

Notes to Condensed Financial Statements

optionsXpress Holdings, Inc. (the Company) was formed on July 31, 2004 as part of a Corporate Reorganization, whereby the Company acquired 100 percent of optionsXpress, Inc., bX Holdings LLC and brokersXpress LLC. Prior to the Corporate Reorganization, bX Holdings LLC and brokersXpress LLC were wholly owned subsidiaries of optionsXpress, Inc. optionsXpress Holdings, Inc., the registrant, has no long-term liabilities, material contingencies or guarantees.

Cash dividends paid to the Company from optionsXpress, Inc. amounted to $1 million for the period from July 31, 2004 to December 31, 2004.