Form 10-Q
period 2005-03-31
optionsXpress Holdings, Inc.
filed 2005-05-03
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-49992

optionsXpress Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1444525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

39 S. LaSalle, Suite 220, Chicago, Illinois 60603
(Address of principal executive offices)

(Zip Code)
(312) 630-3300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of March 31, 2005, there were 61,731,659 outstanding shares of the registrant’s Common Stock.

Part I - FINANCIAL INFORMATION

optionsXpress Holdings, Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except per share data)

	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$30,374	$24,759
Short-term investments	50,119	—
Receivable from brokers	10,038	9,299
Security deposits	314	313
Fixed assets, net of accumulated depreciation and amortization	3,848	3,732
Other assets	1,083	1,892
Investment in optionsXpress Australia Pty Limited	248	100

Total assets	$96,024	$40,095

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$4,928	$5,023
Current income taxes payable	5,634	1,152
Net deferred income tax liabilities	864	914

Total liabilities	11,426	7,089

Stockholders’ equity:
Common stock, $0.0001 par value, 187,500,000 shares authorized; March 31, 2005 – 61,731,659 shares issued and outstanding, December 31, 2004 – 38,295,698 shares issued and outstanding	6	4
Convertible preferred stock, $0.0001 par value, 75,000,000 shares authorized; March 31, 2005 – 0 shares issued and outstanding, December 31, 2004 – 18,196,073 shares issued and outstanding	—	2
Additional paid-in capital	87,738	12,450
Accumulated other comprehensive income	1	2
Retained earnings (accumulated deficit)	(3,147)	20,548

Total stockholders’ equity	84,598	33,006

Total liabilities and stockholders’ equity	$96,024	$40,095

See accompanying notes

optionsXpress Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Commissions	$19,509	$18,316
Other brokerage-related revenue	5,161	4,931
Interest income	2,137	545
Other income	59	11

Total revenues	26,866	23,803

Expenses:
Brokerage, clearing and other related expenses	3,646	3,102
Compensation and benefits	2,825	1,766
Advertising	1,347	1,939
Quotation services	1,074	797
Depreciation and amortization	522	367
Technology and telecommunication	490	217
Other	720	379

Total expenses	10,624	8,567

Income before income taxes	16,242	15,236
Income taxes	6,438	6,058
Net income	$9,804	$9,178

Earnings per common share:
Basic	$0.16	$0.17
Diluted	0.16	0.16

Weighted-average number of common shares:
Basic	54,614,091	37,813,602
Diluted	60,736,159	56,939,744

See accompanying notes.

optionsXpress Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Operating activities
Net income	$9,804	$9,178
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	522	367
Net deferred income taxes	(50)	86
Tax benefit	—	616
Gain on investment in optionsXpress Australia Pty Limited	(51)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivable from brokers	(739)	(2,045)
Security deposits	(1)	3
Other assets	809	(12)
Loan deposit	—	(10,005)
Increase (decrease) in:
Accounts payable and accrued liabilities	(95)	340
Current income taxes payable	4,482	5,107
Net cash provided by operating activities	14,681	3,635

Investing activities
Loan to optionsXpress Australia Pty Limited	(98)	—
Purchases of short-term investments	(50,119)	—
Purchases and development of computer software	(304)	(237)
Purchases of fixed assets	(334)	(351)
Net cash used in investing activities	(50,855)	(588)

Financing activities
Exercise of stock options	282	48
Dividends paid	(33,500)	—
Proceeds from initial public offering	76,725	—
Redemption of common stock	—	(88,390)
Issuance of convertible preferred stock	—	88,390
Issuance of common stock	—	2,000
Direct costs of capital raised	(1,718)	(2,491)
Net cash provided by (used in) financing activities	41,789	(443)

Net increase in cash and cash equivalents	5,615	2,604
Cash and cash equivalents, beginning of period	24,759	2,777
Cash and cash equivalents, end of period	$30,374	$5,381

Supplemental disclosure of cash flow information:
Income taxes paid	$1,900	$250
Interest paid	5	—
Supplemental disclosure of non-cash activity:
Non–cash exercise of options	—	35

See accompanying notes.

optionsXpress Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

Effective July 31, 2004, the consolidated financial statements include the accounts of optionsXpress Holdings, Inc., optionsXpress, Inc., bX Holdings LLC, and brokersXpress LLC (collectively, the Company). In addition, effective October 13, 2004, the consolidated financial statements also include the accounts of a newly formed subsidiary, OX Australia, LLC (OXA LLC). Prior to July 31, 2004, the consolidated financial statements included the accounts of optionsXpress, Inc., bX Holdings LLC and brokersXpress LLC (collectively, the Company). See Corporate Reorganization below for additional information. All significant intercompany balances and transactions have been eliminated in consolidation.  Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Corporate Reorganization

Prior to July 31, 2004, optionsXpress, Inc. wholly owned bX Holdings LLC and bX Holdings LLC wholly owned brokersXpress LLC. Effective July 31, 2004, optionsXpress Holdings, Inc. was formed as a Delaware corporation and optionsXpress, Inc. entered into a corporate reorganization whereby optionsXpress Holdings, Inc. acquired 100 percent of optionsXpress, Inc., bX Holdings LLC and brokersXpress LLC. The stockholders of optionsXpress, Inc. at July 31, 2004 exchanged shares in optionsXpress, Inc. for shares in optionsXpress Holdings, Inc. on a one for one basis. Subsequent to the corporate reorganization, optionsXpress, Inc., bX Holdings LLC and brokersXpress LLC are wholly owned by optionsXpress Holdings, Inc.

2. Summary of Significant Accounting Policies

Except as described in the following paragraph, there have been no changes in the significant accounting policies from those included in the Company’s most recent Annual Report filed on Form 10-K.

Short-Term Investments

All of our investments are considered available for sale.  These investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements.  Short term investments are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income or loss, a separate component of stockholders' equity, net of taxes.  Any gains or losses on sales of short-term investments are computed based upon specific identification.  Currently, short-term investments primarily consist of auction rate securities.  The interest rates on these securities are typically reset to market prevailing rates every 90 days or less, but may have longer stated maturities.

3. Stock-Based Compensation

Prior to the corporate reorganization effective July 31, 2004, optionsXpress, Inc. maintained the stock compensation plan. Subsequent to the corporate reorganization, the Company now maintains the stock compensation plan. All options outstanding at March 31, 2005 are options to buy common stock of the Company granted to employees of optionsXpress, Inc. and brokersXpress, LLC.

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

As permitted in SFAS No. 123 and 148, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, the Company, utilizing the intrinsic value-based method of accounting, recognizes no compensation expense related to employee stock options as long as options are granted with an exercise price equal to, or greater than, the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on the Company’s reported net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended March 31,
	2005	2004

Net income, as reported	$9,804	$9,178
Deduct – Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	78	32
Pro forma net income	9,726	9,146
Less income allocable to preferred stock	854	2,897
Pro forma net income applicable to common stockholders	$8,872	$6,249

Income per share:
Basic, as reported	$0.16	$0.17
Basic, pro forma	0.16	0.17
Diluted, as reported	0.16	0.16
Diluted, pro forma	0.16	0.16

The Company's calculations were made using the Black-Scholes option-pricing model taking into account the stock price and exercise price and the following assumptions applied to grants made in the following periods:

	Three months ended March 31,
	2005	2004

Dividend yield	3%	3%
Expected volatility	30%	30%
Risk-free interest rate	4.18%	2.80%
Expected life of option following vesting (in months)	60	60

4. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment. This statement requires use of the fair value method of accounting for share-based payment transactions with employees. With the adoption of SFAS No. 123R, the Company will be required to account for stock options under the fair value method of accounting and to estimate expected forfeitures of stock grants instead of its current practice of accounting for forfeitures as they occur. In addition, the Company will begin to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in its consolidated statements of cash flows. The Company will also consider whether to begin using a binomial model as a valuation technique to determine the fair value of stock option grants rather than the Black Scholes model that is currently used. The provisions of SFAS No. 123R are required to be adopted as of the beginning of the first interim or annual reporting period that begins after December 31, 2005, and the Company is currently evaluating the impact of the adoption on its consolidated financial statements.

5. Guarantees

Under the terms of the clearing agreements with Goldman Sachs Equity & Clearing (GSEC) and Legent Clearing Corp., the Company introduces its customers’ accounts to GSEC and Legent who, as the clearing brokers, clear and carry all customer account activity. As such, the Company is required to guarantee the performance of its customers in meeting their contractual obligations. The Company has agreed to indemnify the clearing brokers for losses that they may sustain for the customer accounts introduced by the Company. In accordance with applicable margin lending practices and in conjunction with the clearing brokers, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions. Compliance with the various guidelines are monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary.

As of March 31, 2005 and 2004, the Company had $90,170 and $61,831 in credit extended to its customers through its clearing brokers, respectively. The amount of risk to which the Company is exposed from the leverage extended to its customers and specifically from short sale transactions by its customers is not quantifiable since the risk would be dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. The account level margin and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. The Company believes that it is unlikely that it will have to make any significant payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying condensed consolidated financial statements.

6. Capitalization

Common Stock

At March 31, 2005, the Company had 187,500,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 61,731,659 shares were issued and outstanding.

On January 26, 2005, the Company effected a 7.5 to 1 stock split. The condensed consolidated financial statements reflect the retroactive effect of the stock split and appropriate restatement of the capital accounts.

On January 27, 2005, the Company completed an initial public offering of 5,000,000 newly issued shares of common stock and 7,000,000 shares from existing stockholders, at an offering price of $16.50 per share, with net proceeds to the Company of $75.0 million. The underwriters’ also exercised their over--allotment option to purchase an additional 1,800,000 shares from existing stockholders.

Preferred Stock

At March 31, 2005, the Company had 75,000,000 shares of $0.0001 par value convertible preferred stock authorized. Of the authorized shares, 18,750,000 were designated as a new Series A Convertible Preferred. At March 31, 2005, the Company had 0 shares of convertible preferred stock issued and outstanding.

On January 26, 2005, all shares of this new Series A preferred stock were converted into shares of common stock, prior to the stock split, on a one for one basis in connection with the initial public offering.

Dividends

On January 25, 2005, the Company declared a dividend of $33,500, to be payable pro rata to the holders of record of common stock and Series A preferred stock of the Company, as of that date.

On January 26, 2005, the Company declared a common stock dividend of 606,068 shares. The condensed consolidated financial statements reflect the retroactive effect of the stock dividend and appropriate restatement of the capital accounts.

7. Regulatory Requirements

optionsXpress, Inc. and brokersXpress LLC are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. Under this Rule, optionsXpress Inc. is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $250, whichever is greater, as these terms are defined. brokersXpress LLC is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $50. Net capital and aggregate indebtedness change from day to day.

Below is a summary of the capital requirements for optionsXpress, Inc. and brokersXpress LLC:

	March 31, 2005
	Required Net Capital	Net Capital	Excess Net Capital	Ratio of Aggregate Indebtedness to Net Capital

optionsXpress, Inc	$270	$4,730	$4,460	0.85 to 1
brokersXpress LLC	50	393	343	0.63 to 1

	March 31, 2004
	Required Net Capital	Net Capital	Excess Net Capital	Ratio of Aggregate Indebtedness to Net Capital

optionsXpress, Inc.	$465	$1,401	$936	4.97 to 1
brokersXpress LLC	50	158	108	0.10 to 1

The net capital rule may effectively restrict the payment of cash distributions or other equity withdrawals.

8. Earnings Per Share

The computations of basic and diluted EPS were as follows for the three months ended:

	March 31, 2005	March 31, 2004

Reported net income	$9,804	$9,178
Less income allocable to preferred stock	861	2,908
Adjusted net income applicable to common stockholders	$8,943	$6,270

Weighted-average number of common shares outstanding – basic	54,614,091	37,813,602
Effect of dilutive securities	6,122,068	19,126,142
Weighted-average number of common shares outstanding – diluted	60,736,159	56,939,744

Basic EPS	$0.16	$0.17
Diluted EPS	0.16	0.16

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Important factors that may cause such differences include, but are not limited to: risks related to general economic conditions, regulatory developments, the competitive landscape, the volume of securities trading generally or by our customers specifically, competition, systems failures and capacity constraints and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

In particular, forward-looking statements include, but are not limited to, the following:

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

•                                          the statements concerning continued financing options; and

•                                          the statements regarding scalability of our systems and the cost of increases.

Results of Operations

The following table sets forth our total revenues and consolidated statements of income data for the quarters presented as a percentage of total revenues:

	Three months ended March 31,
	2005	2004
Results of Operations
Total revenues (in thousands)	$26,866	$23,803
Brokerage, clearing, and other related expenses	13.6%	13.0%
Compensation and benefits	10.5	7.4
Advertising	5.0	8.1
Quotation services	4.0	3.4
Depreciation and amortization	1.9	1.6
Technology and telecommunication	1.8	0.9
Other	2.7	1.6
Income before income taxes	60.5	64.0
Income taxes	24.0	25.4
Net income	36.5	38.6

Statistical Data

The following table sets forth our statistical data for the quarters presented below:

	Three months ended March 31,
	2005	2004
Statistical Data
Number of customer accounts (1)	116,600	70,100
Daily average revenue trades (“DARTs”) (2)	16,500	13,700
Customer trades per account (3)	37.0	53.3
Average commission per trade	$19.38	$21.52
Option trades as a% of total trades	75%	78%
Advertising expense per new customer account (4)	$86	$157
Total client assets (000s)	$2,172,413	$1,325,114
Client margin balances (000s)	$90,170	$61,831

(1)          Customer accounts are open, numbered accounts.

(2)          DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)          Customer trades per account are total trades divided by the average number of total customer accounts during the period. Customer trades are annualized.

(4)          Calculated based on total new customer accounts opened during the period.

Three Months Ended March 31, 2005 versus March 31, 2004

Overview

Our results for the period reflect the following principal factors:

•                  total customer accounts increased by 46,518 to 116,600, or 66.4%;

•                  total trades increased by 155,000 to 1,006,000, or 18.3%; and

•                  average commission per trade decreased by $2.14 to $19.38, or 9.9%.

A significant factor in the quarter ended March 31, 2005 versus March 31, 2004 was the strength of the overall equity markets in the first quarter of 2004. The result in 2004 was an extremely strong first quarter followed by more modest growth in the second and third quarters as the markets returned to more typical levels.

Total revenues

Our total revenues increased $3.1 million, or 12.9%, for the quarter ended March 31, 2005 to $26.9 million compared to $23.8 million for the quarter ended March 31, 2004. The increase in total revenues consisted primarily of an increase in commissions for the quarter ended March 31, 2005 of $1.2 million, or 6.5%, to $19.5 million compared to $18.3 million for the quarter ended March 31, 2004, an increase in payment for order flow of $0.3 million, or 4.7%, to $5.2 million for the quarter ended March 31, 2005 compared to $4.9 million for the quarter ended March 31, 2004 and an increase in interest income of $1.6 million, or 292.1%, to $2.1million for the quarter ended March 31, 2005 compared to $0.5 million for the quarter ended March 31, 2004. The increases in commission and payment for order flow were primarily the result of the rise in the number of trades processed, partially offset by a decrease in the average commission per trade. The increase in interest income was a result of an increase in customer cash balances and margin balances, an increase in the average net interest rate earned on those customer cash balances and margin balances, and interest earned on the proceeds from our initial public offering.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses increased $0.5 million, or 17.5%, to $3.6 million for the quarter ended March 31, 2005 from $3.1 million for the quarter ended March 31, 2004. Increased brokerage expenses were primarily due to variable clearing and execution charges associated with the 18.3% increase in trades.

Compensation and benefits

Compensation and benefits expenses increased $1.0 million, or 60.0%, to $2.8 million for the quarter ended March 31, 2005 from $1.8 million for the quarter ended March 31, 2004. Increased compensation expenses were primarily due to an increase in the number of employees from 99 to 135 to service the growth in our accounts and to develop the infrastructure for the Company for its initial public offering.

Advertising

Advertising expenses decreased $0.6 million, or 30.5%, to $1.3 million for the quarter ended March 31, 2005 from $1.9 million for the quarter ended March 31, 2004. The decrease in advertising expenses was primarily due to the cancellation of our trial use of television advertising.

Quotation services

Quotation services expenses increased $0.3 million, or 34.8%, to $1.1 million for the quarter ended March 31, 2005 from $0.8 million for the quarter ended March 31, 2004. Increased quotation services expenses were primarily due to a 66.4% increase in customer accounts, which was partially offset by a reduction in per user fees from third-party vendors.

Depreciation and amortization

Depreciation and amortization expenses increased $0.1 million, or 42.2%, to $0.5 million for the quarter ended March 31, 2005 from $0.4 million for the quarter ended March 31, 2004. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.

Technology and telecommunication

Technology and telecommunication expenses increased $0.3 million, or 125.8%, to $0.5 million for the quarter ended March 31, 2005 from $0.2 million for the quarter ended March 31, 2004. Increased technology and telecommunication expenses were primarily due to added telecommunications and data costs required to support the increase in trades and customer accounts.

Other

Other expenses increased $0.3 million, or 90.0%, to $0.7 million for the quarter ended March 31, 2005 from $0.4 million for the quarter ended March 31, 2005. Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of the business and additional fees associated with being a publicly traded company.

Income taxes

Income taxes increased $0.3 million, or 6.3%, to $6.4 million for the quarter ended March 31, 2005 from $6.1 million for the quarter ended March 31, 2004. Increased income taxes were primarily due to the 6.6% increase in income before income taxes.

Net income

As a result of the foregoing, we reported $9.8 million in net income for the quarter ended March 31, 2005, as compared to $9.2 million in net income for the quarter ended March 31, 2004, an increase of $0.6 million, or 6.8%.

Liquidity and Capital Resources

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

Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1). Under applicable provisions of this Rule, optionsXpress, Inc. is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $0.25 million, whichever is greater, as these terms are defined. Net capital and aggregate indebtedness change from day to day, but at March 31, 2005, it had net capital of approximately $4.73 million and net capital requirements of $0.27 million. The ratio of aggregate indebtedness to net capital at March 31, 2005 was 0.85 to 1.

Our other broker-dealer subsidiary, brokersXpress LLC, is also subject to Rule 15c3-1 and at March 31, 2005, had net capital of approximately $0.39 million and applicable net capital requirements of $0.05 million. The ratio of aggregate indebtedness to net capital at March 31, 2005 was 0.63 to 1.

Cash Flow

Cash provided by operating activities was $14.7 million for the quarter ended March 31, 2005, compared to cash provided by operating activities of $3.6 million for the quarter ended March 31, 2004. The primary reason for the increase in cash provided by operating activities is due to the return of the loan deposit made to the Company’s clearing broker in the first quarter of 2004. This loan deposit was returned to the Company in the fourth quarter of 2004.

Cash used in investing activities was $50.9 million for the quarter ended March 31, 2005, compared to cash used in investing activities of $0.6 million for the quarter ended March 31, 2004. The primary reason for the increase in cash used in investing activities was the transfer of most of the initial public offering proceeds into short-term investments.

Cash provided by financing activities was $41.8 million for the quarter ended March 31, 2005, compared to cash used in financing activities of $0.4 million for the quarter ended March 31, 2004. The primary reason for the increase in cash provided by financing activities is due to the net proceeds the Company received from the initial public offering.

Capital Expenditures

Capital expenditures were $0.6 million for the quarter ended March 31, 2005, compared to $0.6 million for the quarter ended March 31, 2004. Capital expenditures for the quarter ended March 31, 2005 and 2004 included capitalized software costs, which we capitalized in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

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

Through an arrangement with both of our clearing firms, we extend margin credit and leverage to our customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2005, we had $90.2 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.

We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Item 4. – Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. – Legal Proceedings

Many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, and in some cases, punitive damages. Like other securities brokerage firms, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. The NASD, through a number of Wells letters delivered to us, is considering disciplinary action against us for potential violations of the NASD Order Audit Trail System reporting rules, including failure to maintain adequate procedures and/or supervise. The probability of a finding against us on these pending charges is unknown, and the potential fines or other disciplinary action for these kinds of violations of NASD rules varies, but we believe that settlements for such violations range from $10,000 for single violations to $60,000 for settlement of a number of violations. We have responded to or are in the process of responding to these letters.

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

Item 6. - Exhibits

31.1                           Certification of David S. Kalt, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of David A. Fisher, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2005	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ David S. Kalt
David S. Kalt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David A. Fisher

Chief Financial Officer (Principal Financial and Accounting
Officer)