Form 10-Q
period 2005-06-30
optionsXpress Holdings, Inc.
filed 2005-08-12
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2005

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

As of June 30, 2005, there were 61,859,889 outstanding shares of the registrant’s Common Stock.

Part I - FINANCIAL INFORMATION

optionsXpress Holdings, Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$74,213	$24,759
Short-term investments	10,625	—
Receivable from brokers	10,378	9,299
Security deposits	313	313
Fixed assets, net of accumulated depreciation and amortization	3,996	3,732
Other assets	1,058	1,892
Investment in optionsXpress Australia Pty Limited	288	100

Total assets	$100,871	$40,095

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$5,059	$5,023
Dividend payable	2,474	—
Current income taxes payable	(204)	1,152
Net deferred income tax liabilities	751	914

Total liabilities	8,080	7,089

Stockholders’ equity:
Common stock, $0.0001 par value, 187,500 shares authorized; June 30, 2005 – 61,860 shares issued and outstanding, December 31, 2004 – 38,296 shares issued and outstanding	6	4
Convertible preferred stock, $0.0001 par value, 75,000 shares authorized; June 30, 2005 – 0 shares issued and outstanding, December 31, 2004 – 18,196 shares issued and outstanding	—	2
Additional paid-in capital	87,761	12,450
Accumulated other comprehensive (loss)/income	(10)	2
Retained earnings	5,034	20,548

Total stockholders’ equity	92,791	33,006

Total liabilities and stockholders’ equity	$100,871	$40,095

See accompanying notes

optionsXpress Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Commissions	$20,573	$19,197	$40,082	$37,513
Other brokerage-related revenue	5,368	4,120	10,529	9,051
Interest income	2,582	660	4,719	1,205
Other income	58	9	117	20

Total revenues	28,581	23,986	55,447	47,789

Expenses:
Brokerage, clearing and other related expenses	3,232	3,814	6,878	6,916
Compensation and benefits	3,260	2,156	6,085	3,922
Advertising	1,424	1,806	2,771	3,745
Quotation services	939	913	2,013	1,710
Depreciation and amortization	565	375	1,087	742
Technology and telecommunication	539	281	1,029	498
Other	1,121	599	1,841	978

Total expenses	11,080	9,944	21,704	18,511

Income before income taxes	17,501	14,042	33,743	29,278
Income taxes	6,845	5,585	13,283	11,643
Net income	$10,656	$8,457	$20,460	$17,635

Earnings per common share:
Basic	$0.17	$0.15	$0.34	$0.32
Diluted	$0.17	$0.15	$0.33	$0.31

Weighted-average number of common shares:
Basic	61,845	37,796	58,269	37,805
Diluted	62,474	57,251	61,623	57,097

See accompanying notes.

optionsXpress Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
Operating activities
Net income	$20,460	$17,635
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,087	742
Stock options expensed	1	—
Tax benefit	—	646
Gain on investment in optionsXpress Australia Pty Limited	(95)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivable from brokers	(1,079)	(2,242)
Loan deposit	—	(10,025)
Security deposits	—	(20)
Other assets	834	(102)
Increase (decrease) in:
Accounts payable and accrued liabilities	36	933
Current income taxes payable	(1,356)	666
Deferred income taxes	(163)	281
Net cash provided by operating activities	19,725	8,514

Investing activities
Loan to optionsXpress Australia Pty Limited	(98)	—
Purchases of short-term investments	(124,828)	—
Proceeds from sale of short-term investments	114,195	—
Purchases and development of computer software	(689)	(860)
Purchases of fixed assets	(662)	(443)
Net cash used in investing activities	(12,082)	(1,303)

Financing activities
Exercise of stock options	471	111
Dividends paid	(33,500)	(7,014)
Proceeds from initial public offering	76,725	—
Redemption of common stock	—	(88,708)
Issuance of convertible preferred stock	—	88,390
Issuance of common stock	—	2,000
Direct costs of capital raised	(1,885)	(2,492)
Net cash provided by (used in) financing activities	41,811	(7,713)

Net increase (decrease) in cash and cash equivalents	49,454	(502)
Cash and cash equivalents, beginning of period	24,759	2,777
Cash and cash equivalents, end of period	$74,213	$2,275

Supplemental disclosure of cash flow information:
Income taxes paid	$14,767	$10,136
Interest paid	9	—
Supplemental disclosure of non-cash activity:
Non–cash exercise of options	—	38

See accompanying notes.

optionsXpress Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1.               Basis of Presentation and Nature of Operations

Basis of Presentation

Effective July 31, 2004, the consolidated financial statements include the accounts of optionsXpress Holdings, Inc., optionsXpress, Inc., brokersXpress LLC and its other subsidiaries (collectively, the Company).  Prior to July 31, 2004, the consolidated financial statements included the accounts of optionsXpress, Inc., bX Holdings LLC and brokersXpress LLC (collectively, the Company).  See the Corporate Reorganization paragraph below for additional information regarding the corporate reorganization.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company follows United States generally accepted accounting principles, including certain accounting guidance used by the brokerage industry.  Certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted.

Nature of Operations

optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD), the Chicago Board Options Exchange and the National Futures Association (NFA). brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD and the NFA. The Company provides internet-based options, stock and futures brokerage services to retail customers located throughout the United States and the world. The Company clears all customer transactions through two clearing brokers on a fully disclosed basis.

Corporate Reorganization

Prior to July 31, 2004, optionsXpress, Inc. wholly owned bX Holdings LLC and bX Holdings LLC wholly owned brokersXpress LLC. Effective July 31, 2004, optionsXpress Holdings, Inc. was formed as a Delaware Corporation and optionsXpress, Inc. entered into a corporate reorganization whereby optionsXpress Holdings, Inc. acquired 100 percent of optionsXpress, Inc., bX Holdings LLC and brokersXpress LLC. The stockholders of optionsXpress, Inc. at July 31, 2004 exchanged shares in optionsXpress, Inc. for shares in optionsXpress Holdings, Inc. on a one for one basis. Subsequent to the corporate reorganization, optionsXpress, Inc., bX Holdings LLC and brokersXpress LLC became wholly owned by optionsXpress Holdings, Inc.

2. Summary of Significant Accounting Policies

Except as described in the following paragraph, there have been no changes in the significant accounting policies from those included in the Company’s most recent Annual Report filed on Form 10-K.

Short-Term Investments

All of our short-term investments are considered available for sale.  These investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements.  Short-term investments are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income or loss, a separate component of stockholders’ equity, net of taxes.  Any gains or losses on sales of short-term investments are computed based upon specific identification.  Currently, short-term investments primarily consist of auction rate securities.  The interest rates on these securities are typically reset to market prevailing rates every 90 days or less, but may have longer stated maturities.

3. Stock-Based Compensation

Prior to the corporate reorganization effective July 31, 2004, optionsXpress, Inc. maintained the stock compensation plan. Subsequent to the corporate reorganization, the Company now maintains the stock compensation plan. All of the options outstanding at June 30, 2005 are options to buy common stock of the Company granted to employees of optionsXpress, Inc. and brokersXpress, LLC.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$10,656	$8,457	$20,460	$17,635
Deduct – Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	83	30	162	62
Pro forma net income	10,573	8,427	20,298	17,573
Less income allocable to preferred stock	—	2,739	871	5,640
Pro forma net income applicable to common stockholders	$10,573	$5,688	$19,427	$11,933

Income per share:
Basic, as reported	$0.17	$0.15	$0.34	$0.32
Basic, pro forma	$0.17	$0.15	$0.33	$0.32
Diluted, as reported	$0.17	$0.15	$0.33	$0.31
Diluted, pro forma	$0.17	$0.15	$0.33	$0.31

The Company’s calculations were made using the Black-Scholes option-pricing model taking into account the stock price and exercise price and the following assumptions applied to grants made in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Dividend yield	1%	3%	1%	3%
Expected volatility	41%	30%	41%	30%
Risk-free interest rate	3.98%	3.81%	3.98%	3.81%
Expected life of option following vesting (in months)	60	60	60	60

The June 30, 2005 expected volatility percentage represents the implied volatility of our stock as a publicly traded company.  The June 30, 3004 expected volatility percentage is based on the implied volatility of other publicly traded companies in our industry during that period.

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

As of June 30, 2005 and 2004, the Company had $97,514 and $60,285 in credit extended to its customers through its clearing brokers, respectively. The amount of risk to which the Company is exposed from the leverage extended to its customers and specifically from short sale transactions by its customers is not quantifiable since the risk would be dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. The account level margin and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. The Company believes that it is unlikely that it will have to make any significant payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying condensed consolidated financial statements.

6. Capitalization

Common Stock

At June 30, 2005, the Company had 187,500 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 61,860 shares were issued and outstanding.

On January 26, 2005, the Company effected a 7.5 to 1 stock split. The condensed consolidated financial statements reflect the retroactive effect of the stock split and appropriate restatement of the capital accounts.

On January 27, 2005, the Company completed an initial public offering of 5,000 newly issued shares of common stock and 7,000 shares from existing stockholders, at an offering price of $16.50 per share, with net proceeds to the Company of $74.8 million. The underwriters’ also exercised their over-allotment option to purchase an additional 1,800 shares from existing stockholders.

Preferred Stock

At June 30, 2005, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. Of the authorized shares, 18,750 were designated as a new Series A Convertible Preferred. On January 26, 2005, all shares of this new Series A preferred stock were converted into shares of common stock, prior to the stock split, on a one for one basis in connection with the initial public offering.  At June 30, 2005, the Company had no shares of convertible preferred stock issued and outstanding.

Dividends

On January 25, 2005, the Company declared a dividend of $33,500, to be payable pro rata to the holders of record of common stock and Series A preferred stock of the Company, as of that date.

On January 26, 2005, the Company declared a common stock dividend of 606 shares. The condensed consolidated financial statements reflect the retroactive effect of the stock dividend and appropriate restatement of the capital accounts.

On June 7, 2005, the Company declared a common stock dividend of $0.04 per share to shareholders of record on June 17, 2005, payable on July 7, 2005.

7. Regulatory Requirements

optionsXpress, Inc. and brokersXpress LLC are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. Under this Rule, optionsXpress Inc. is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $250, whichever is greater, as these terms are defined. brokersXpress LLC is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $50, whichever is greater. Net capital and aggregate indebtedness change from day to day.

optionsXpress, Inc. and brokersXpress, LLC also are subject to the Commodity Futures Trading Commission (“CFTC”) Regulation 1.17 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association, which also requires the maintenance of minimum net capital.  optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its capital requirement under Rule 15c3-1; $250; 4% of customer segregated funds (with some adjustments); or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts.  brokersXpress, LLC, as an introducing broker, is required to maintain net capital equal to the greater of its capital requirement under Rule 15c3-1 or $30.

Below is a summary of the capital requirements for optionsXpress, Inc. and brokersXpress LLC:

	June 30, 2005
	Required Net Capital	Net Capital	Excess Net Capital	Ratio of Aggregate Indebtedness to Net Capital

optionsXpress, Inc.	$467	$4,451	$3,984	1.65 to 1
brokersXpress LLC	50	534	484	0.41 to 1

	June 30, 2004
	Required Net Capital	Net Capital	Excess Net Capital	Ratio of Aggregate Indebtedness to Net Capital

optionsXpress, Inc.	$250	$2,500	$2,250	1.27 to 1
brokersXpress LLC	50	358	308	0.27 to 1

The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.

8. Earnings Per Share

The computations of basic and diluted EPS were as follows for the following periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Reported net income	$10,656	$8,457	$20,460	$17,635
Less income allocable to preferred stock	—	2,748	878	5,660
Adjusted net income applicable to common stockholders	$10,656	$5,709	$19,582	$11,975

Weighted-average number of common shares outstanding – basic	61,845	37,796	58,269	37,805
Effect of dilutive securities	629	19,455	3,354	19,292
Weighted-average number of common shares outstanding – diluted	62,474	57,251	61,623	57,097

Basic EPS	$0.17	$0.15	$0.34	$0.32
Diluted EPS	$0.17	$0.15	$0.33	$0.31

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Results of Operations
Total revenues (in thousands)	$28,581	$23,986	$55,447	$47,789
Brokerage, clearing, and other related expenses	11.3%	15.9%	12.4%	14.5%
Compensation and benefits	11.4	9.0	11.0	8.2
Advertising	5.0	7.5	5.0	7.8
Quotation services	3.3	3.8	3.6	3.6
Depreciation and amortization	2.0	1.6	2.0	1.6
Technology and telecommunication	1.9	1.2	1.9	1.0
Other	3.9	2.5	3.3	2.0
Income before income taxes	61.2	58.5	60.8	61.3
Income taxes	23.9	23.3	23.9	24.4
Net income	37.3	35.2	36.9	36.9

Statistical Data

The following table sets forth our statistical data for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Statistical Data
Number of customer accounts (1)	133,200	80,100	133,200	80,100
Daily average revenue trades (“DARTs”) (2)	17,000	14,200	16,800	14,000
Customer trades per account (3)	35	47	36	50
Average commission per trade	$18.90	$21.79	$19.13	$21.66
Option trades as a % of total trades	76%	81%	76%	79%
Advertising expense per new customer account (4)	$86	$181	$86	$167
Total client assets (000s)	$2,551,852	$1,468,184	$2,551,852	$1,468,184
Client margin balances (000s)	$97,514	$60,285	$97,514	$60,285

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

Quarter Ended June 30, 2005 versus June 30, 2004

Overview

Our results for the period reflect the following principal factors:

•           total customer accounts increased by 53,100 to 133,200, or 66.3% from June 30, 2004 to June 30, 2005;

•           total trades increased by 207,500 to 1,088,700, or 23.5% for the quarter ended June 30, 2005, from the comparable period in 2004; and

•           average commissions per trade decreased by $2.89 to $18.90, or 13.3% for the quarter ended June 30, 2005, from the comparable period in 2004.

Total revenues

Total revenues increased $4.6 million, or 19.2% to $28.6 million for the quarter ended June 30, 2005 compared to $24.0 million for the quarter ended June 30, 2004. The increase in total revenues consisted primarily of an increase in commissions for the quarter ended June 30, 2005 of $1.4 million, or 7.2% to $20.6 million compared to $19.2 million for the quarter ended June 30, 2004.  The increase in total revenues also includes an increase in the payment for order flow of $1.3 million, or 30.3%, to $5.4 million for the quarter ended June 30, 2005 compared to $4.1 million for the quarter ended June 30, 2004,. The increase in total revenue also resulted from an increase in interest income of $1.9 million, or 291.2%, to $2.6 million for the quarter ended June 30, 2005 compared to $0.7 million for the quarter ended June 30, 2004. The increases in commission and payment for order flow were primarily the result of the rise in the number of trades processed, partially offset by a decrease in the average commission per trade. The increase in interest income was a result of an increase in customer cash balances and margin balances, an increase in the average net interest rate earned on those customer cash balances and margin balances, and interest earned on the proceeds from our initial public offering.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses decreased $0.6 million, or 15.3%, to $3.2 million for the quarter ended June 30, 2005 from $3.8 million for the quarter ended June 30, 2004.  Decreased brokerage expenses were primarily due to the reduction in per trade clearing expenses associated with a new clearing agreement that commenced in September 2004, partially offset by a 23.5% increase in trades for the quarter.

Compensation and benefits

Compensation and benefits expenses increased $1.1 million, or 51.2%, to $3.3 million for the quarter ended June 30, 2005 from $2.2 million for the quarter ended June 30, 2004.  Increased compensation expenses were primarily due to an increase in the number of employees from 106 to 138 from June 30, 2004 to June 30, 2005 to service the growth in our accounts and to develop the infrastructure for the Company related to its initial public offering.

Advertising

Advertising expenses decreased $0.4 million, or 21.2%, to $1.4 million for the quarter ended June 30, 2005 from $1.8 million for the quarter ended June 30, 2004. The decrease in advertising expenses was primarily due to the cancellation of our trial use of television advertising.

Quotation services

Quotation services expenses of $0.9 million for the quarter ended June 30, 2005 was consistent with the quarter ended June 30, 2004,.  A slight increase in quotation expenses associated with a 66.3% increase in customer accounts was significantly offset by a reduction in per user fees from third-party vendors.

Depreciation and amortization

Depreciation and amortization expenses increased $0.2 million, or 50.7%, to $0.6 million for the quarter ended June 30, 2005 from $0.4 million for the quarter ended June 30, 2004. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.

Technology and telecommunication

Technology and telecommunication expenses increased $0.2 million, or 91.8%, to $0.5 million for the quarter ended June 30, 2005 from $0.3 million for the quarter ended June 30, 2004.  Increased technology and telecommunication expenses were primarily due to added telecommunications and data costs required to support the increase in trades and customer accounts.

Other

Other expenses increased $0.5 million, or 87.1%, to $1.1 million for the quarter ended June 30, 2005 from $0.6 million for the quarter ended June 30, 2004.  Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of the business, additional costs associated with being a publicly traded company, and fees incurred to register our newly formed international subsidiaries in their respective jurisdictions.

Income taxes

Income taxes increased $1.2 million, or 22.6%, to $6.8 million for the quarter ended June 30, 2005 from $5.6 million for the quarter ended June 30, 2004. Increased income taxes were primarily due to a 24.6% increase in income before income taxes for the quarter ended June 30, 2005.

Net income

As a result of the foregoing, we reported $10.7 million in net income for the quarter ended June 30, 2005, as compared to $8.5 million in net income for the quarter ended June 30, 2004, an increase of $2.2 million, or 26.0%.

Six Months Ended June 30, 2005 versus June 30, 2004

Overview

Our results for the period reflect the following principal factors:

•              total customer accounts increased by 53,100 to 133,200, or 66.3% from June 30, 2004 to June 30, 2005;

•              total trades increased by 362,700 to 2,094,900, or 20.9% for the six months ended June 30, 2005 from the comparable period in 2004; and

•              average commissions per trade decreased by $2.53 to $19.13, or 11.7% for the six months ended June 30, 2005 from the comparable period in 2004.

Total revenues

Total revenues increased $7.6 million, or 16.0% to $55.4 million for the six months ended June 30, 2005 compared to $47.8 million for the six months ended June 30, 2004. The increase in total revenues consisted primarily of an increase in commissions of $2.6 million, or 6.8% to $40.1 million for the six months ended June 30, 2004, compared to $37.5 million for the six months ended June 30, 2004.  The increase in total revenues also includes an increase in the payment for order flow of $1.4 million, or 16.3%, to $10.5 million for the six months ended June 30, 2005 compared to $9.1 million for the six months ended June 30, 2004. The increase in total revenue also resulted from an increase in interest income of $3.5 million, or 291.6%, to $4.7 million for the six months ended June 30, 2005 compared to $1.2 million for the six months ended June 30, 2004. The increases in commission and payment for order flow were primarily the result of the rise in the number of trades processed, partially offset by a decrease in the average commission per trade. The increase in interest income was a result of an increase in customer cash balances and margin balances, an increase in the average net interest rate earned on those customer cash balances and margin balances, and interest earned on the proceeds from our initial public offering.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses remained consistent at $6.9 million in the six months ended June 30, 2005 from the six months ended June 30, 2004.  The decreased brokerage expenses were primarily due to the reduction in per trade clearing expenses associated with a new clearing agreement that commenced in September 2004, partially offset by a 20.9% increase in trades for the period.

Compensation and benefits

Compensation and benefits expenses increased $2.2 million, or 55.2%, to $6.1 million for the six months ended June 30, 2005 from $3.9 million for the six months ended June 30, 2004.  Increased compensation expenses were primarily due to an increase in the number of employees from 106 to 138 from June 30, 2004 to June 30, 2005 to service the growth in our accounts and to develop the infrastructure for the Company related to its initial public offering.

Advertising

Advertising expenses decreased $0.9 million, or 26.0%, to $2.8 million for the six months ended June 30, 2005 from $3.7 million for the six months ended June 30, 2004. The decrease in advertising expenses was primarily due to the cancellation of our trial use of television advertising.

Quotation services

Quotation services expenses increased to $0.3 or 17.7% to $2.0 million for the six months ended June 30, 2005 from $1.7 million for the six months ended June 30, 2004.  Increased quotation services expenses were primarily due to a 66.3% increase in customer accounts, which was significantly offset by a reduction in per user fees from third-party vendors.

Depreciation and amortization

Depreciation and amortization expenses increased $0.4 million, or 46.5%, to $1.1 million for the six months ended June 30, 2005 from $0.7 million for the six months ended June 30, 2004. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.

Technology and telecommunication

Technology and telecommunication expenses increased $0.5 million, or 106.6%, to $1.0 million for the six months ended June 30, 2005 from $0.5 million for the six months ended June 30, 2004.  Increased technology and telecommunication expenses were primarily due to added telecommunications and data costs required to support the increase in trades and customer accounts.

Other

Other expenses increased $0.8 million, or 88.2%, to $1.8 million for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004.  Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of the business, additional fees associated with being a publicly traded company, and fees incurred to register our newly formed international subsidiaries in their respective jurisdictions.

Income taxes

Income taxes increased $1.7 million, or 14.1%, to $13.3 million for the six months ended June 30, 2005 from $11.6 million for the six months ended June 30, 2004. Increased income taxes were primarily due to a 15.3% increase in income before income taxes for the six months ended June 30, 2005.

Net income

As a result of the foregoing, we reported $20.5 million in net income for the six months ended June 30, 2005, as compared to $17.6 million in net income for the six months ended June 30, 2004, an increase of $2.9 million, or 16.0%.

Liquidity and Capital Resources

We plan to finance our future operating liquidity and regulatory capital needs from our earnings. Although we have no current plans to do so, we may issue equity or debt securities or enter into secured lines of credit from time to time. As a holding company, we access the earnings of our operating subsidiaries through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of the SEC, NASD and CFTC relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company.

Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1). Under applicable provisions of this Rule, optionsXpress, Inc. is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $0.25 million, whichever is greater, as these terms are defined. optionsXpress, Inc. is also subject to the Commodity Futures Trading Commission (“CFTC”) Regulation 1.17 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association, which also requires the maintenance of minimum net capital.  optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its capital requirement under Rule 15c3-1; $.25 million; 4% of customer segregated funds (with some adjustments); or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts.  Net capital and aggregate indebtedness change from day to day, but on June 30, 2005, optionsXpress, Inc. had net capital of approximately $4,451 million and net capital requirements of $467 million. The ratio of aggregate indebtedness to net capital at June 30, 2005 was 1.65 to 1.

Our other broker-dealer subsidiary, brokersXpress LLC, is also subject to Rule 15c3-1 and Regulation 1.17.   brokersXpress, LLC, as an introducing broker under Regulation 1.17, is required to maintain net capital equal to the greater of its capital requirement under Rule 15c3-1 or $30,000.  At June 30, 2005, brokersXpress had net capital of approximately $534 million and applicable net capital requirements of $0.05 million. The ratio of aggregate indebtedness to net capital at June 30, 2005 was 0.41 to 1.

Cash Flow

Cash provided by operating activities was $19.7 million for the six months ended June 30, 2005, compared to cash provided by operating activities of $8.5 million for the six months ended June 30, 2004. The primary reason for the increase in cash provided by operating activities is due to the loan deposit made to the Company’s clearing broker in the first quarter of 2004. This loan deposit was returned to the Company in the fourth quarter of 2004.

Cash used in investing activities was $12.1 million for the six months ended June 30, 2005, compared to cash used in investing activities of $1.3 million for the six months ended June 30, 2004. The primary reason for the increase in cash used in investing activities was the transfer of a portion of the initial public offering proceeds into short-term investments.

Cash provided by financing activities was $41.8 million for the six months ended June 30, 2005, compared to cash used in financing activities of $7.7 million for the six months ended June 30, 2004. The primary reason for the increase in cash provided by financing activities is due to the net proceeds the Company received from its initial public offering.

Capital Expenditures

Capital expenditures were $0.7 million for the quarter ended June 30, 2005, compared to $0.7 million for the quarter ended June 30, 2004, and $1.3 million for the six month period ended June 30, 2005, compared to $1.3 million for the six month period ended June 30, 2004.  Capital expenditures for the periods ended June 30, 2005 and 2004 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.

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

We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2005, we had $97,514 in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. The NASD, through a number of Wells letters delivered to us, is considering disciplinary action against us for potential violations of the NASD Order Audit Trail System reporting rules, including failure to maintain adequate procedures and/or supervise. The probability of a finding against us on these pending charges is unknown, and the potential fines or other disciplinary action for these kinds of violations of NASD rules varies, but we believe that settlements for such violations range from $10,000 for single violations to $60,000 for settlement of a number of violations. We have responded to or are in the process of responding to these letters.  In addition, the Company is corresponding with its regulators about matters raised during regulatory examinations or subsequent to regulatory inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

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

Dated: August 9, 2005	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ David S. Kalt
David S. Kalt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David A. Fisher

Chief Financial Officer (Principal Financial and Accounting Officer)