Form 10-Q
period 2005-09-30
optionsXpress Holdings, Inc.
filed 2005-11-10
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from            to
Commission file number: 0-49992
optionsXpress Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1444525 (I.R.S. Employer Identification Number)
39 S. LaSalle, Suite 220, Chicago, Illinois
60603
(Address of principal executive offices)
(Zip Code)
(312) 630-3300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2005, there were 62,034,451 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$10,479	$24,759
Short-term investments	81,546	—
Receivable from brokers	10,643	9,299
Security deposits	309	313
Fixed assets, net of accumulated depreciation and amortization	3,872	3,732
Other assets	3,453	1,892
Investment in optionsXpress Australia Pty Limited	339	100

Total assets	$110,641	$40,095

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$6,067	$5,023
Current income taxes payable	263	1,152
Net deferred income tax liabilities	1,034	914

Total liabilities	7,364	7,089

Stockholders’ equity:
Common stock, $0.0001 par value, 187,500 shares authorized; September 30, 2005 – 62,029 shares issued and outstanding, December 31, 2004 – 38,296 shares issued and outstanding	6	4
Convertible preferred stock, $0.0001 par value, 75,000 shares authorized; September 30, 2005 – 0 shares issued and outstanding, December 31, 2004 – 18,196 shares issued and outstanding	—	2
Additional paid-in capital	88,077	12,450
Accumulated other comprehensive (loss)/income	(11)	2
Retained earnings	15,205	20,548

Total stockholders’ equity	103,277	33,006

Total liabilities and stockholders’ equity	$110,641	$40,095

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Commissions	$23,669	$14,960	$63,751	$52,473
Other brokerage-related revenue	6,177	3,881	16,706	12,932
Interest income	3,696	863	8,415	2,068
Other income	69	13	186	33

Total revenues	33,611	19,717	89,058	67,506

Expenses:
Brokerage, clearing and other related expenses	3,931	3,612	10,809	10,528
Compensation and benefits	3,821	3,117	9,906	7,039
Advertising	1,312	1,387	4,083	5,132
Quotation services	1,063	845	3,076	2,555
Depreciation and amortization	590	418	1,677	1,160
Technology and telecommunication	600	411	1,629	909
Other	1,392	1,476	3,233	2,454

Total expenses	12,709	11,266	34,413	29,777

Income before income taxes	20,902	8,451	54,645	37,729
Income taxes	8,251	3,530	21,534	15,173

Net income	$12,651	$4,921	$33,111	$22,556

Earnings per common share:
Basic	$0.20	$0.09	$0.54	$0.40
Diluted	$0.20	$0.09	$0.54	$0.39

Weighted-average number of common shares:
Basic	61,960	38,021	59,487	38,304
Diluted	62,473	57,382	61,881	57,822
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Operating activities
Net income	$33,111	$22,556
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,677	1,160
Stock options expensed	24	—
Tax Benefit	—	646
Deferred income taxes	120	402
Restricted stock issued	—	654
Gain on investment in optionsXpress Australia Pty Limited	(141)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivable from brokers	(1,344)	(702)
Loan deposit	—	(10,131)
Security deposits	4	(20)
Other assets	439	(989)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,044	4,223
Current income taxes payable	(889)	65

Net cash provided by operating activities	34,045	17,864

Investing activities
Loans to affiliates and non-affiliates	(2,098)	—
Purchases of short-term investments	(200,372)	—
Proceeds from sale of short-term investments	118,812	—
Purchases and development of computer software	(928)	(766)
Purchases of fixed assets	(889)	(1,829)

Net cash used in investing activities	(85,475)	(2,595)

Financing activities
Exercise of stock options	765	266
Dividends paid	(38,455)	(7,014)
Proceeds from initial public offering	76,725	—
Redemption of common stock	—	(88,708)
Issuance of convertible preferred stock	—	88,390
Issuance of common stock	—	2,000
Direct costs of capital raised	(1,885)	(2,491)

Net cash provided by (used in) financing activities	37,150	(7,557)

Net (decrease) increase in cash and cash equivalents	(14,280)	7,712
Cash and cash equivalents, beginning of period	24,759	2,777

Cash and cash equivalents, end of period	$10,479	$10,489

Supplemental cash flow information:
Income taxes paid	$22,267	$14,060
Interest paid	13	2
Supplemental disclosure of non-cash activity:
Non–cash exercise of options	—	38
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
Nature of Operations
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD) and, the Chicago Board Options Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD. In addition, optionsXpress, Inc. and brokersXpress LLC are registered with the Commodities Futures Trading Commission (CFTC) and are members of the National Futures Association (NFA). The Company provides internet-based options, stock and futures brokerage services to retail customers located throughout the United States and certain foreign countries. The Company clears all customer security transactions through two clearing brokers on a fully disclosed basis. The Company clears its futures account transactions as a non-clearing futures commission merchant through an omnibus account arrangement with one of its clearing brokers.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held at banks, clearing brokers and other financial institutions.
Short-Term Investments
All short-term investments are considered available for sale. These investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Short-term investments are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income or loss, a separate component of stockholders’ equity. Any gains or losses on sales of short-term investments are computed based upon specific identification. At September 30, 2005, short-term investments primarily consist of auction rate securities. The interest rates on these securities are typically reset to market prevailing rates every 90 days or less, but may have longer stated maturities.

3. Stock-Based Compensation
The Company maintains three stock compensation plans, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan. Prior to the corporate reorganization effective July 31, 2004, optionsXpress, Inc. maintained the 2001 Equity Incentive Plan. All of the options outstanding pursuant to the stock compensation plans at September 30, 2005 are options to buy common stock of the Company granted to employees of the Company.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$12,651	$4,921	$33,111	$22,556
Deduct – Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	86	56	247	118

Pro forma net income	12,565	4,865	32,864	22,438
Less income allocable to preferred stock	—	1,575	930	7,219

Pro forma net income applicable to common stockholders	$12,565	$3,290	$31,934	$15,219

Income per share:
Basic, as reported	$0.20	$0.09	$0.54	$0.40
Basic, pro forma	$0.20	$0.09	$0.54	$0.40
Diluted, as reported	$0.20	$0.09	$0.54	$0.39
Diluted, pro forma	$0.20	$0.09	$0.54	$0.39
The Company’s calculations were made using the Black-Scholes option-pricing model taking into account the stock price and exercise price and the following assumptions applied to grants made in the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Dividend yield	1%	3%	1%	3%
Expected volatility	30%	30%	30%	30%
Risk-free interest rate	4.18%	3.35%	4.18%	3.35%
Expected life of option following vesting (in months)	60	60	60	60
The September 30, 2005 expected volatility percentage represents the implied volatility of our stock as a publicly traded company. The September 30, 3004 expected volatility percentage is based on the implied volatility of other publicly traded companies in our industry during that period.
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
5. Guarantees
Under the terms of the securities clearing agreements with Goldman Sachs Execution & Clearing (GSEC) and Legent Clearing, LLC (Legent), the Company introduces its customers’ securities accounts to GSEC and Legent who, as the clearing brokers, clear and carry all customer account activity. In addition, the Company clears the Company’s futures account transactions as a non-clearing futures commission merchant through an omnibus account arrangement with GSEC. Pursuant to the terms of the clearing agreements and omnibus account agreement, the Company has guaranteed the performance of its customers in meeting their contractual obligations. The Company has agreed to indemnify the clearing brokers for losses that they may sustain for the customer accounts introduced by the Company. In accordance with applicable margin lending practices and in conjunction with the clearing brokers, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary.
As of September 30, 2005 and 2004, the Company had $108,008 and $62,496, respectively, in credit extended to its customers through its clearing brokers. The amount of risk to which the Company is exposed from the leverage extended to its customers and specifically from short sale transactions by its customers is not quantifiable since the risk would be dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. The account level margin and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. The Company believes that it is unlikely that it will have to make any significant payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying condensed consolidated financial statements.
6. Capitalization
Common Stock
At September 30, 2005, the Company had 187,500 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 62,029 shares were issued and outstanding.
On January 26, 2005, the Company affected a 7.5 to 1 stock split. The condensed consolidated financial statements reflect the retroactive effect of the stock split and appropriate restatement of the capital accounts.
On January 27, 2005, the Company completed an initial public offering of 5,000 newly issued shares of common stock and 7,000 shares from existing stockholders, at an offering price of $16.50 per share, with net proceeds to the Company of $74.8 million. The underwriters also exercised their over-allotment option to purchase an additional 1,800 shares from existing stockholders.
Preferred Stock
At September 30, 2005, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. Of the authorized shares, 18,750 were designated as a new Series A Convertible Preferred. On January 26, 2005, all shares of this Series A preferred stock were converted into shares of common stock, prior to the stock split, on a one for one basis in connection with the initial public offering. At September 30, 2005, the Company had no shares of convertible preferred stock issued and outstanding.
Dividends
On January 25, 2005, the Company declared a dividend of $33,500, to be payable pro-rata to the holders of record of common stock and Series A preferred stock of the Company, as of that date.
On January 26, 2005, the Company declared a common stock dividend of 606 shares. The condensed consolidated financial statements reflect the retroactive effect of the stock dividend and appropriate restatement of the capital accounts.
On June 7, 2005, the Company declared a cash dividend of $0.04 per share to shareholders of record on June 17, 2005, payable on July 7, 2005.
On September 6, 2005, the Company declared a cash dividend of $0.04 per share to shareholders of record on September 16, 2005, payable on September 29, 2005.
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
optionsXpress, Inc. and brokersXpress, LLC also are subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1; $250; or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. brokersXpress, LLC, as an introducing broker, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1 or $30.
Below is a summary of the net capital requirements for optionsXpress, Inc. and brokersXpress LLC:

	September 30, 2005
			Excess	Ratio of Aggregate
	Required	Net	Net	Indebtedness
	Net Capital	Capital	Capital	to Net Capital
optionsXpress, Inc.	$532	$6,775	$6,243	1.18 to 1
brokersXpress LLC	50	824	774	0.42 to 1

	September 30, 2004
			Excess	Ratio of Aggregate
	Required	Net	Net	Indebtedness
	Net Capital	Capital	Capital	to Net Capital
optionsXpress, Inc.	$371	$6,889	$6,518	0.81 to 1
brokersXpress LLC	50	308	258	0.29 to 1
The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals. In addition, the Company is required under the Commodity Exchange Act to segregate all balances due to customers trading in regulated futures contracts. At September 30, 2005, segregation requirements were $4 and segregated assets were $200.
8. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reported net income	$12,651	$4,921	$33,111	$22,556
Less income allocable to preferred stock	—	1,593	937	7,257

Adjusted net income applicable to common stockholders	$12,651	$3,328	$32,174	$15,299

Weighted-average number of common shares outstanding – basic	61,960	38,021	59,487	38,304
Effect of dilutive securities	513	19,361	2,394	19,517

Weighted-average number of common shares outstanding – diluted	62,473	57,382	61,881	57,821

Basic EPS	$0.20	$0.09	$0.54	$0.40
Diluted EPS	$0.20	$0.09	$0.54	$0.39

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
In particular, forward-looking statements include, but are not limited to, the following:
•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading and online options trading;

•	the statements relating to the registration of, and transfers of accounts to, optionsXpress Canada;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements concerning continued financing options; and

•	the statements regarding scalability of our systems and the cost of increases.
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Results of Operations
Total revenues (in thousands)	$33,611	$19,717	$89,058	$67,506
Brokerage, clearing, and other related expenses	11.7%	18.3%	12.1%	15.6%
Compensation and benefits	11.4	15.8	11.1	10.4
Advertising	3.9	7.0	4.6	7.6
Quotation services	3.2	4.3	3.5	3.8
Depreciation and amortization	1.7	2.1	1.9	1.7
Technology and telecommunication	1.8	2.1	1.8	1.3
Other	4.1	7.5	3.6	3.7
Income before income taxes	62.2	42.9	61.4	55.9
Income taxes	24.6	17.9	24.2	22.5
Net income	37.6	25.0	37.2	33.4

Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Statistical Data
Number of customer accounts (1)	147,900	88,700	147,900	88,700
Daily average revenue trades (“DARTs”) (2)	20,600	11,400	18,100	13,100
Customer trades per account (3)	38	35	37	45
Average commission per trade	$17.94	$20.55	$18.67	$21.33
Option trades as a % of total trades	75%	80%	75%	79%
Advertising expense per new customer account (4)	$89	$161	$87	$166
Total client assets (000s)	$3,077,485	$1,626,296	$3,077,485	$1,626,296
Client margin balances (000s)	$108,008	$62,496	$108,008	$62,496

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on total new customer accounts opened during the period.
Quarter Ended September 30, 2005 versus September 30, 2004
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 59,200 to 147,900, or 66.7% from September 30, 2004 to September 30, 2005;

•	total trades increased by 591,000 to 1,319,000, or 81.2% for the quarter ended September 30, 2005, from the comparable period in 2004; and

•	average commissions per trade decreased by $2.61 to $17.94, or 12.7% for the quarter ended September 30, 2005, from the comparable period in 2004.
Total revenues
Total revenues increased $13.9 million, or 70.5% to $33.6 million for the quarter ended September 30, 2005 compared to $19.7 million for the quarter ended September 30, 2004. The increase in total revenues consisted primarily of an increase in commissions for the quarter ended September 30, 2005 of $8.7 million, or 58.2% to $23.7 million compared to $15.0 million for the quarter ended September 30, 2004. The increase in total revenues also includes an increase in the payment for order flow of $2.3 million, or 59.2%, to $6.2 million for the quarter ended September 30, 2005 compared to $3.9 million for the quarter ended September 30, 2004. The increase in total revenue also resulted from an increase in interest income of $2.8 million, or 328.3%, to $3.7 million for the quarter ended September 30, 2005 compared to $0.9 million for the quarter ended September 30, 2004. The increases in commission and payment for order flow were primarily the result of the rise in the number of total trades processed during the quarter. This was partially offset by a decrease in the average commission per trade as a result of more customers qualifying for our active stock trader rate and a decrease in the average number of option contracts per option trade. The increase in interest income was a result of an increase in customer cash balances and margin balances, an increase in the average net interest rate earned on those customer cash balances and margin balances and interest earned on the proceeds from our initial public offering on January 26, 2005.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $0.3 million, or 8.8%, to $3.9 million for the quarter ended September 30, 2005 from $3.6 million for the quarter ended September 30, 2004. Increased brokerage expenses were primarily due to the 81.2% increase in total trades, significantly offset by a reduction in the per trade clearing expenses associated with the new clearing agreement we entered into with Goldman Sachs Execution & Clearing (GSEC) in September 2004.

Compensation and benefits
Compensation and benefits expenses increased $0.7 million, or 22.6%, to $3.8 million for the quarter ended September 30, 2005 from $3.1 million for the quarter ended September 30, 2004. Increased compensation expenses were primarily due to an increase in the number of employees from 113 to 140 from September 30, 2004 to September 30, 2005 in order to service the growth of our accounts and trades, and to develop the infrastructure related to our initial public offering.
Advertising
Advertising expenses decreased $0.1 million, or 5.4%, to $1.3 million for the quarter ended September 30, 2005 from $1.4 million for the quarter ended September 30, 2004. The decrease in advertising expenses was primarily due to the cancellation of our trial use of television advertising.
Quotation services
Quotation services expenses increased $0.3 million, or 25.8%, to $1.1 million for the quarter ended September 30, 2005 from $0.8 million for the quarter ended September 30, 2004. The increase in quotation services expenses is associated with a 66.7% increase in customer accounts partially offset by a reduction in per user fees that we were able to obtain from third-party vendors.
Depreciation and amortization
Depreciation and amortization expenses increased $0.2 million, or 41.1%, to $0.6 million for the quarter ended September 30, 2005 from $0.4 million for the quarter ended September 30, 2004. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.2 million, or 46.0%, to $0.6 million for the quarter ended September 30, 2005 from $0.4 million for the quarter ended September 30, 2004. Increased technology and telecommunication expenses were primarily due to added telecommunications and data costs required to support the increase in trades and customer accounts.
Other
Other expenses decreased $0.1 million, or 5.7%, to $1.4 million for the quarter ended September 30, 2005 from $1.5 million for the quarter ended September 30, 2004. Decreased other expenses were primarily due to the one-time costs associated with the conversion to a new clearing firm in September 2004 and one-time costs associated with the company preparing for its initial public offering during the third quarter of 2004, partially offset by additional licensing and professional fees associated with our licensing efforts in foreign jurisdictions.
Income taxes
Income taxes increased $4.8 million, or 133.7%, to $8.3 million for the quarter ended September 30, 2005 from $3.5 million for the quarter ended September 30, 2004. Increased income taxes were primarily due to a 147.3% increase in income before income taxes for the quarter ended September 30, 2005.
Net income
As a result of the foregoing, we reported $12.7 million in net income for the quarter ended September 30, 2005, as compared to $4.9 million in net income for the quarter ended September 30, 2004, an increase of $7.8 million, or 157.1%.
Nine Months Ended September 30, 2005 versus September 30, 2004
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 59,200 to 147,900, or 66.7% from September 30, 2004 to September 30, 2005;
•	total trades increased by 953,700 to 3,413,900, or 38.8% for the nine months ended September 30, 2005 from the comparable period in 2004; and

•	average commissions per trade decreased by $2.66 to $18.67, or 12.5% for the nine months ended September 30, 2005 from the comparable period in 2004.
Total revenues
Total revenues increased $21.6 million, or 31.9% to $89.1 million for the nine months ended September 30, 2005 compared to $67.5 million for the nine months ended September 30, 2004. The increase in total revenues consisted primarily of an increase in commissions of $11.3 million, or 21.5% to $63.8 million for the nine months ended September 30, 2005, compared to $52.5 million for the nine months ended September 30, 2004. The increase in total revenues also includes an increase in the payment for order flow of $3.8 million, or 29.2%, to $16.7 million for the nine months ended September 30, 2005 compared to $12.9 million for the nine months ended September 30, 2004. The increase in total revenues also resulted from an increase in interest income of $6.3 million, or 306.9%, to $8.4 million for the nine months ended September 30, 2005 compared to $2.1 million for the nine months ended September 30, 2004. The increases in commissions and payment for order flow were primarily the result of the rise in the number of total trades processed during the quarter. This was partially offset by a decrease in the average commission per trade as a result of more customers qualifying our active stock trader rate and a decrease in the average number of option contracts per option trade. The increase in interest income was a result of an increase in customer cash balances and margin balances, an increase in the average net interest rate earned on those customer cash balances and margin balances, and interest earned on the proceeds from our initial public offering.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $0.3 million, or 2.7%, to $10.8 million for the nine months ended September 30, 2005 from $10.5 million for the nine months ended September 30, 2004. Increased brokerage expenses were primarily due to the 38.8% increase in total brokerage trades, significantly offset by a reduction in the per trade clearing expenses associated with the new clearing agreement we entered into with GSEC in September 2004.
Compensation and benefits
Compensation and benefits expenses increased $2.9 million, or 40.7%, to $9.9 million for the nine months ended September 30, 2005 from $7.0 million for the nine months ended September 30, 2004. Increased compensation expenses were primarily due to an increase in the number of employees from 113 to 140 from September 30, 2004 to September 30, 2005 in order to service the growth of our accounts and trades, and to develop the infrastructure related to our initial public offering.
Advertising
Advertising expenses decreased $1.0 million, or 20.4%, to $4.1 million for the nine months ended September 30, 2005 from $5.1 million for the nine months ended September 30, 2004. The decrease in advertising expenses was primarily due to the cancellation of our trial use of television advertising.
Quotation services
Quotation services expenses increased to $0.5 or 20.4% to $3.1 million for the nine months ended September 30, 2005 from $2.6 million for the nine months ended September 30, 2004. Increased quotation services expenses were primarily due to a 66.7% increase in customer accounts, which was significantly offset by a reduction in per user fees from third-party vendors.
Depreciation and amortization
Depreciation and amortization expenses increased $0.5 million, or 44.6%, to $1.7 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.7 million, or 79.2%, to $1.6 million for the nine months ended September 30, 2005 from $0.9 million for the nine months ended September 30, 2004. Increased technology and telecommunication expenses were primarily due to added telecommunications and data costs required to support the increase in trades and customer accounts, including increased redundancy, as well as connectivity to additional market centers.
Other
Other expenses increased $0.7 million, or 31.7%, to $3.2 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004. Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of the business, additional audit and other fees associated with being a publicly traded company, and additional licensing and professional fees associated with our licensing efforts in foreign jurisdictions.
Income taxes
Income taxes increased $6.4 million, or 41.9%, to $21.5 million for the nine months ended September 30, 2005 from $15.1 million for the nine months ended September 30, 2004. Increased income taxes were primarily due to a 44.8% increase in income before income taxes for the nine months ended September 30, 2005.
Net income
As a result of the foregoing, we reported $33.1 million in net income for the nine months ended September 30, 2005, as compared to $22.6 million in net income for the nine months ended September 30, 2004, an increase of $10.5 million, or 46.8%.
Liquidity and Capital Resources
We plan to finance our future operating liquidity and regulatory capital needs from our earnings. Although we have no current plans to do so, we may issue equity or debt securities or enter into secured lines of credit from time to time. As a holding company, we access the earnings of our operating subsidiaries through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of the SEC, NASD and CFTC relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company. As of September 30, 2005, optionsXpress, Inc. had $0.2 million of cash segregated in compliance with the Commodity Exchange Act.
Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1). Under applicable provisions of this Rule, optionsXpress, Inc. is required to maintain net capital of 6 2/3 % of “aggregate indebtedness” or $0.25 million, whichever is greater, as these terms are defined. optionsXpress, Inc. is also subject to CFTC Regulation (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a FCM, is required to maintain net capital equal to the greater of its capital requirement under Rule 15c3-1; $.25 million;; or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. Net capital and aggregate indebtedness change from day to day, but on September 30, 2005, optionsXpress, Inc. had net capital of approximately $6.8 million and net capital requirements of $0.5 million. The ratio of aggregate indebtedness to net capital at September 30, 2005 was 1.18 to 1.
Our other broker-dealer subsidiary, brokersXpress LLC, is also subject to Rule 15c3-1. brokersXpress, LLC, as an introducing broker under Rule 15c3-1, is required to maintain net capital of 6 2/3 % of “aggregate indebtedness” or $50,000, whichever is greater, as these terms are defined. brokersXpress LLC is also subject to Reg. 1.17 under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. brokersXpress LLC, as an introducing broker, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1 or $30,000. At September 30, 2005, brokersXpress had net capital of approximately $0.8 million and applicable net capital requirements of $50,000. The ratio of aggregate indebtedness to net capital at September 30, 2005 was 0.42 to 1.
Cash Flow
Cash provided by operating activities was $34.0 million for the nine months ended September 30, 2005, compared to $17.9 million for the nine months ended September 30, 2004. The primary reason for the increase in cash provided by operating activities were the $10.6 million increase in net income, and a loan deposit we made to our clearing broker, Legent, in the first quarter of 2004. This loan deposit was returned to the Company in the fourth quarter of 2004.
Cash used in investing activities was $85.5 million for the nine months ended September 30, 2005, compared to cash used in investing activities of $2.6 million for the nine months ended September 30, 2004. The primary reason for the increase in cash used in investing activities was the transfer into short-term investments of retained earnings and a portion of the initial public offering proceeds. We also made two short-term loans to affiliated and non-affiliated companies.
Cash provided by financing activities was $37.2 million for the nine months ended September 30, 2005, compared to cash used in financing activities of $7.6 million for the nine months ended September 30, 2004. The primary reason for the increase in cash provided by financing activities is due to the net proceeds from our initial public offering offset by cash dividends of $38.5 million for the nine months ended September 30, 2005.
Capital Expenditures

Capital expenditures were $0.5 million for the quarter ended September 30, 2005, compared to $1.3 million for the quarter ended September 30, 2004, and $1.8 million for the nine month period ended September 30, 2005, compared to $2.6 million for the nine month period ended September 30, 2004. Capital expenditures for the periods ended September 30, 2005 and 2004 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
We do not have material exposure to interest rate changes, commodity price changes, foreign currency fluctuations or similar market risks other than the effect they may have on trading volumes or securities or futures prices. Accordingly, we have not entered into any derivative contracts to mitigate such risks. In addition, we do not trade securities for our own account or maintain inventories of securities for sale, and therefore are not subject to equity price risk.
Through an arrangement with both of our clearing firms, we extend margin credit and leverage to our customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2005, we had $108 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. – Legal Proceedings

Many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, and in some cases, punitive damages. Like other securities brokerage firms, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections. However, we are not, nor are our subsidiaries, currently a party to any litigation.
The NASD is considering disciplinary action against optionsXpress, Inc. and brokersXpress LLC for potential violations of the NASD Order Audit Trail System (“OATS”) reporting rules, including failure to maintain adequate procedures and/or to supervise. Recently, a number of these matters were resolved by settlements resulting in fines of $4,000 (for brokersXpress LLC) and $14,000 (for optionsXpress, Inc.). Four additional proceedings relating to OATS are not yet resolved. The probability of a finding against us on these remaining proceedings is unknown. We believe that settlements for such violations range from $10,000 for single violations to $60,000 for settlement of a number of violations, however, the potential fines or other disciplinary action for these kinds of violations of NASD rules varies.
In July 2004, the Ontario Securities Commission advised us that it was considering enforcement action against us for conducting business with customers located in Ontario without being registered. Subsequently, in late August 2005, through a multi-provincial proceeding, we cooperated in resolving the potential enforcement matter by settlement with ten Canadian provincial regulators (including the Ontario Securities Commission), including paying 0.55 million Canadian Dollars, and with the additional stipulation that a Canadian affiliate of optionsXpress obtain membership in the Canadian Investment Dealers Association (IDA) by December 31, 2005. Registration of such an affiliate is currently pending and expected to be completed within the required time period.
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
Item 6. — Exhibits
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

Dated: November 10, 2005	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ David S. Kalt

David S. Kalt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David A. Fisher

Chief Financial Officer (Principal Financial and Accounting Officer)