Form 10-K
period 2005-12-31
optionsXpress Holdings, Inc.
filed 2006-03-30
CIK 1299688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to
Commission file number: 001-32419
optionsXpress Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1444525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 S. LaSalle, Suite 220 Chicago, Illinois 60603 (Address of Principal Executive Offices, including Zip Code)	(312) 630-3332 (Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, Par Value $.0001 Per Share
Securities Registered Pursuant to Section 12(g) of the Act:
None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐         No ☑
         As of March 15, 2006, there were 62,286,194 shares of optionsXpress Common Stock $0.0001 par value outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $633 million based on the closing sale price of such stock as reported by the Nasdaq National Market on March 15, 2006, assuming that all shares beneficially held by executive officers and members of the registrant’s Board of Directors are shares owned by “affiliates,” a status which each of the executive officers and directors may individually disclaim.
DOCUMENTS INCORPORATED BY REFERENCE
           Portions of the Definitive Proxy Statement relating to the registrant’s 2006 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

Forward Looking Statements
      This Annual Report on Form 10-K, including the sections “Additional Factors That Might Affect Future Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Form 10-K Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this Form 10-K Annual Report relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
      Forward-looking statements include, but are not limited to, the following:

•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading and online options trading;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about our anticipated move to self-clearing;

•	the statements concerning continued financing options; and

•	the statements regarding scalability of our systems and the cost of increases.
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
PART I

ITEM 1.	BUSINESS
Overview
      We offer a comprehensive suite of brokerage services for option, stock, futures, mutual fund, and fixed-income investors. While our initial focus was on the rapidly expanding listed equity options market, we have been recognized as offering the leading online retail brokerage platform for the rapidly expanding listed equity options market, based on the quality of our proprietary technology and our customer experience. We were selected by Barron’s as “Best Online Broker” in 2003, 2004 and 2005, by Forbes as “Best of the Web, Favorite Options Site” in 2004, and by SmartMoney as “Best Discount Broker” in 2004. We commenced doing business as optionsXpress, Inc. in February 2000 and opened our first customer account in December 2000. Since that time, we have grown to over 160,000 customer accounts.
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
      Our option trades represented approximately 3% of all listed U.S. options volume for the year ended December 31, 2005. We believe this makes us one of the largest retail online options brokers. Our revenue consists primarily of commissions from customers’ trades of options, stocks, mutual funds and fixed-income products. For the year ended December 31, 2005, our daily average revenue trades, which are our total revenue-generating trades for a period divided by the number of trading days in that period, were approximately 19,600, compared to approximately 13,600 for the year ended December 31, 2004. Option trades represent approximately 76% of our customers’ trades, with approximately 23% coming from stocks and 1% from futures, mutual funds and fixed-income products.
Platform
      Our cost efficient and scalable brokerage platform reflects the combination of our advanced technology and highly-responsive customer service. Our innovative browser-based technology delivers an array of differentiating trading tools, allowing both retail and professional investors to identify, analyze and execute a wide range of investment strategies. Many of these internally developed tools, which enhance our customers’ experience, are not available from other online or full service brokers. In addition, our real-time customer service approach, featuring what we call “point of contact resolution,” is designed to ensure that customer questions are answered quickly and during the initial contact, yields a high degree of customer satisfaction and loyalty.
      Our business generates strong cash flows and wide margins compared to many of our competitors. Our expense structure is largely variable based on commissions generated and benefits from our low-cost platform, relatively low account acquisition cost and loyal customer base. In addition, all of our tools and services are offered online, eliminating the cost of maintaining retail locations. The option trading portion of our business generates a recurring revenue stream because when options expire, investors need to acquire new positions if they wish to stay invested. We have experienced growth in revenue and market share every year since inception and have been net income and cash flow positive since the first quarter of 2002. We generated $129.0 million of revenue for the year ended December 31, 2005 with $80.3 million of income before income taxes and $48.7 million of net income.
Growth Strategy
      We continue to substantially increase our number of brokerage accounts, average daily trading volume and total assets in client accounts. The key elements of our growth strategy are as follows:

Growing Share of Growing Market — Retail Online Options
      We have generated rapid growth since inception by appealing to the growing retail options market. We aim to continue to expand our customer base by both gaining market share and accelerating the growth of retail options trading generally. Our strategy for gaining market share includes making effective use of our customer-driven online brokerage platform and implementing our targeted marketing strategy. To accelerate the growth of options trading, we will continue to cultivate new retail options investors by making options trading more intuitive and accessible and through our educational initiatives.

Increased Penetration in Larger Markets — Retail Online Stocks, Mutual Funds and Fixed-Income Products
      We plan to continue penetrating the much larger stock, mutual fund and fixed-income markets. The key components of our platform that have made us successful in the options markets are also applicable to these other markets. Furthermore, since customers who trade options often trade the underlying securities, we have ample opportunity to cross-sell stocks, mutual funds and fixed-income products. We have seen the percentage of our trades from products other than options increase in each of the last 2 years.

Expand into other areas of Specialty Brokerage — Futures
      In 2005, we launched a web-based retail futures trading platform. Our customers can now trade futures side-by-side with equity positions, from one account at optionsXpress. Based on the continued growth and innovation in the various futures exchanges, we believe retail investors will continue their adoption of using futures as a part of their investing strategy. In addition, there are significant opportunities for us to expand into other areas of specialty brokerage, including foreign exchange and other derivative markets where our technologies can be easily adapted.

brokersXpress — Expansion into Professional Advisor and Institutional Markets
      Launched in March 2004, our brokersXpress subsidiary has allowed us to expand beyond the self-directed investor market. brokersXpress offers an extension of our optionsXpress platform geared towards independent registered representatives and registered investment advisors. We offer these professionals a complete, easy-to-set-up account and execution management platform, including all of the features of our retail platform.
      We believe this business represents a significant growth opportunity, as brokersXpress provides access to the non-self-directed retail investor base via financial advisors. Industry-wide, total assets under management by independent registered representatives and registered investment advisors have grown at a rate of approximately 19% per year in the last six years to the current level of over $800 billion. In addition, the number of licensed registered representatives at the top 25 independent broker-dealers has grown at an annual rate of approximately 14% over the last five years to over 60,000 representatives today. While still at an early stage, we aim to continue to expand the distribution of our platform to institutional investors such as hedge funds and money managers.

International Expansion
      In 2004, we purchased a minority interest in an Australian registered broker and in 2005 we obtained a license to perform brokerage services in Canada. We intend to continue expanding our international customer base through cost-effective targeting of online customers in economically and legally compatible foreign jurisdictions where there is an interest in accessing U.S. markets.
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
      Our software is efficient and user-friendly:

•	We empower our customers by making accessible cutting-edge position management and order execution technology, advanced analytical tools, education and real-time financial information from any web browser.

•	Our software was designed to ensure an efficient customer experience, beginning with a highly automated account opening process and ending with fast trade execution and thorough, real-time position monitoring.

•	Our user-friendly interface provides interactive real-time views of account balances, positions, profits or losses and buying power to enable our customers to more easily make informed investment decisions. Customers are able to access all features from any web browser without downloading software.

      The end result is a highly customizable platform best represented by our “Three E’s” customer-centric approach:
      Our efficient, in-house development capabilities allow us to continuously innovate and improve our platform with frequent enhancements such as:

•	Strategy Scan®. Strategy Scan enables an investor to transform a trading idea into an executable trade. It accomplishes this by identifying up to three trading opportunities for our customers based upon their bullish, bearish or neutral opinion of a specific stock over a specified time frame. We clearly identify the range of potential gain or loss for each trading opportunity.

•	Xspreads®. Our Xspreads technology simplifies and expedites the execution of our customers’ combination trades. The Xspreads Order Booksm electronically displays customers’ orders, thereby creating greater transparency in the market, resulting in increased liquidity for both our customers and the broader marketplace. In addition, Xspreads enables our customers to execute all portions of a combination trade simultaneously, thereby eliminating the risk that all portions will not be executed at the desired price.

•	Xecutesm (patent pending). We pioneered online auto-trading for the retail investor. Our Xecute product allows our customers who subscribe to specified third-party advisory newsletters and other financial publications to automate the trading of the third-party recommendations. This not only benefits our customers who subscribe to these newsletters, but also makes us the logical brokerage platform for other subscribers to such newsletters.

•	Advanced Order Management (patent applied). Our software allows our retail customers to automate professional trading strategies involving order sequencing without manual intervention. Our customers are able to enter contingent orders which are executed in accordance with specified time, price or other triggers. A significant advantage of this feature is that our customers do not have to constantly monitor the market in order to execute their orders.

•	Virtual Trading. Virtual trading provides our customers with a mock trading environment where they can practice strategies and educate themselves without risk, utilizing current market information. This provides our customers with a practical method of gaining real market experience without putting money at risk. Our customers can mock trade almost any strategy involving stocks, options and mutual funds, including spreads, straddles, and covered calls. We believe virtual trading provides our customers with a better environment to learn versus simply studying trading strategies.

•	Integration with Third-Party Investment Software. The design of our technology allows customers to integrate our execution with third-party investment or analytical software, including Investools, e-Signal, Quotracker, Prophet, PowerOptions and Wizetrade. This is a key design feature of our platform and differentiates us from other online trading systems that rely on legacy technologies. Giving the customer access to other technologies allows us to service customers who use complementary analytical software. The design of our technology allows us to easily and cost-effectively private label our website for other financial institutions.
Customer Service
      Our customer service approach, which is embedded in our culture, has been a significant factor in our success. We strive to provide excellent service during the customer’s entire investing experience, from education to evaluation to execution to post-trade monitoring.
      Our customer-friendly website contains a self-help library of user guides and customer message boards. For customers requiring more personalized attention, customer service is available via live individual web chat, e-mail and telephone. We have over 72 dedicated customer service employees located in Chicago, Illinois and El Paso, Texas. New customer service employees attend a three-week training program, and we also provide ongoing training for all customer service employees.
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
Marketing
      The goal of our marketing programs is to cost-effectively attract new customers, while further developing the optionsXpress brand. Our marketing targets long-term investors, rather than the daytrader. To employ our marketing strategy, we use a mix of “grass roots,” online and traditional advertising targeted at the types of customers we seek to attract. This strategy has enabled us to attract loyal customers at a significantly lower cost per account than our major competitors. We believe that the rapid growth in our accounts and industry accolades evidence the powerful brand we have built.
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
      Our advertising strategy focuses on our unique online trading tools and industry awards we have received. Our advertising is primarily conducted through third-party websites, though we also place print advertisements in a broad range of business, technology and financial publications, including The Wall Street Journal, Barron’s, Investors’ Business Daily and Forbes. To keep costs low, our advertising is highly targeted to the types of investors we believe will be most profitable.
      Our advertising directs interested prospects to our website for additional information, as opposed to generating primarily telephone-based inquiries. At our website, prospective customers can get detailed information on our services and fees, use an interactive demonstration system, request additional information and complete an account application online. As the final step in our marketing process, we improve the conversion rate of prospective customers into funded accounts by mailing registration kits to investors who have registered online. In addition, customers can print a pre-paid Federal Express label at the end of their registration process for easy submission of their applications.
Broker-Dealer Operations

Order Processing
      We aim to provide customers with the best execution of each trade, which we define as the fastest fill at the best price. We believe we differentiate ourselves from our major competitors by incorporating our dynamic technology into our order management and execution review process. For example, we have designed monitors that warn us of any instances where an order can be filled on another exchange or the best price was not achieved on a particular trade. These real-time alerts allow us to proactively represent orders, seek adjustments on orders that were not completed at the best available price, and recognize exchange issues that might warrant a routing change.
      We receive the vast majority of our customer orders through the Internet. Market orders for exchange-listed securities, other than those with special qualifiers or that are outside of market size limitations, are executed at the National Best Bid and Offer (“NBBO”), or better at the time of receipt by the relevant market maker or exchange. Eligible orders are exposed to the marketplace for possible price improvement or enhanced liquidity, subject to the NBBO. Limit orders are executed based on an indicated price and time priority. Market orders for Nasdaq securities, other than those that are outside of market size limitations, are executed at the Best Bid/ Offer (inside market) or better at the time of receipt by the relevant market center. Eligible orders are subject to possible price improvement in the marketplace.

Clearing and Custody
      We introduce securities accounts to our clearing agents on a “fully disclosed” basis. This means that the clearing agents hold customer cash and equities in accounts unique to each customer, receive and deliver securities after execution, settle and administer transactions, extend credit for margin and leverage, generate customer statements, arrange for or directly provide any related banking services and perform other back-office functions. We reconcile account and trade information with the clearing agents on a daily basis. We do not rely on our clearing agents with respect to the operation of our website, our real-time account, trade and market data, or our execution routing.
      In September 2004, we entered into a clearing agreement with GSEC, a wholly owned subsidiary of The Goldman Sachs Group, Inc., pursuant to which GSEC acts as our primary clearing agent. GSEC is regulated by the New York Stock Exchange, the Options Clearing Corporation, the NASD, the Commodity Futures Trading Commission (“CFTC”), and other self-regulatory organizations (“SROs). We believe that GSEC’s financial position and operational capabilities are very strong. We also clear through Legent Clearing, LLC (“Legent”). As clearing brokers, GSEC and Legent are subject to regulation by the Securities and Exchange Commission (“SEC”) and other regulatory requirements, including those imposed by clearing organizations of which it is a member. The financial requirements imposed by such clearing organizations can exceed those imposed by the SEC. We may, later this year, begin self-clearing of securities trades using Sungard Financial System’s Phase3 trade processing and settlement software system to support those operations.

Margin and Leverage
      We provide eligible customers with the ability to receive margin credit and leverage from our clearing brokers. Margin credit involves the use of securities as collateral for a loan from the broker in order to purchase other securities. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. Margin credit and leverage-related minimum requirements are set by the SEC and SROs. We rely on our clearing broker to support the margin credit and leverage needs of our customers in accordance with applicable regulatory requirements. Since we introduce our accounts to a clearing brokers, we do not bear the burden of the capital requirements of the customer protection rule. See “Regulation.”
      Under the terms of our clearing agreements, we are responsible if a customer defaults on any obligation owed to our clearing brokers. As such, we have input into the margin credit and leverage process, we make decisions regarding margin credit and leverage levels, and we are largely responsible for the notification to customers of margin calls. We also take responsibility for supervising the risks associated with leverage and we monitor our customers’ margin positions to identify customer accounts that may need additional collateral or liquidation. In general, our minimum margin credit requirements are more stringent than the SEC’s and SROs’ requirements.

Payment for Order Flow
      Payment for order flow occurs when exchanges, options specialists, market makers, and other market centers make payments to broker-dealers in return for receiving customer orders. Like other retail brokerage firms, we receive payment for order flow from exchanges and liquidity providers where our customers’ orders are routed. Our automatic order routing software ensures that payment for order flow does not affect the routing of orders in a manner detrimental to our customers. In addition, customers can either rely on our automatic order routing or designate where to route their orders. We disclose our payment for order flow policies on our website.

Supervision and Compliance
      The role of our compliance department is to provide education, supervision, surveillance, mediation and communication review. Many of our employees are NASD-registered principals with supervisory responsibility over options trading or other aspects of our business. In addition, over half of our non-technology employees have successfully completed NASD licensing exams required for registered representatives. Each of these employees is trained and responsible for complying with securities regulations.
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
Technology Systems and Architecture
      We place an emphasis on developing and building cost-effective, stable, scalable and redundant systems. Unlike a number of our direct competitors, we developed our platform to operate free from reliance on mainframe systems common in the brokerage industry. Our hardware and software have proven reliable and versatile and we believe they can be expanded more economically than our major competitors’ systems. We maintain three production data centers. Each of these centers is capable of serving our website independently in the event of service interruptions to the other two data centers. Each center is also linked to the others via redundant communication to minimize the likelihood of a data center being unable to serve customers. We replicate and synchronize our primary databases, ensuring a current copy of all customer data at each center. Our technology includes encryption and protective features to ensure investor confidence and protect our customers’ assets and information. In addition, our servers are load balanced, which prevents the failure of a single server or components from having a significant impact on our customers and allows for the easy addition of servers, resulting in the ability to quickly and cost-efficiently scale our platform.
Intellectual Property
      Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, intellectual property and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to proprietary technology.
      We have five formal patent applications pending relating to various technology components of our platform, but Internet-related software patents can be difficult to obtain, and there can be no assurance that we will obtain a patent or patents broad enough in scope to have value, or obtain a patent at all. We obtained copyright registration for the optionsXpress website in December, 2005. We also have obtained trademark registrations for the optionsXpress mark in the United States, Australia, Singapore, Hong Kong and the European Union and the brokersXpress mark in the United States, Australia, Singapore, Hong Kong, New Zealand and the European Union. We have a pending trademark registration for the optionsXpress mark in New Zealand and pending trademark registrations for the optionsXpress mark and the brokersXpress mark in Canada. We have obtained registrations or have pending registrations for numerous other marks both in the United States and in foreign jurisdictions.
Competition and Pricing
      The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and highly competitive. Our direct competitors in the online marketplace take the form of larger-scale broker-dealers that offer online services, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., TD Ameritrade, Inc., Scottrade, Inc., and smaller “niche-market” online or licensed software-based brokers, including TradeStation Group, Inc. and Interactivebrokers. We also encounter competition from full commission brokerage firms including Merrill Lynch and Smith Barney (a division of Citigroup), as well as financial institutions, mutual fund sponsors, including Fidelity, and other organizations, some of which provide online brokerage services.
      We attribute our competitive success to the overall customer experience we deliver, which results from our advanced technology and superior customer service. Although competition may increase if larger-scale online brokers become more aggressive in marketing options, we believe we will maintain a competitive advantage due to the strength and flexibility of our platform.
      We do not use price as a significant basis for competition and do not strive to be a deep-discount broker. We offer what we believe to be a competitive price for the services and tools we provide. Our options commissions are $1.50 per option contract with a minimum of $14.95. Our commissions on listed and NASDAQ stocks are $14.95 up to and including 1,000 shares and then $0.015 per share for 1,001 shares and above. Active traders receive a discount, such as a minimum commission of $12.95 for 1 to 9 option contracts and $9.95 for up to 1,000 shares of stock. There are no “hidden fees”; no monthly minimum fees; no charges for non-activity; no volume requirements; no postage and handling charges; and no extra fees for placing telephone orders.
      brokersXpress has two components: a fixed charge per trade and a percentage of the broker’s commissions above that fixed charge per trade. Both components are negotiated with each broker and are based in part on the volume of trades produced.
Employees
      At December 31, 2005, we had 152 full-time and 7 part-time employees. Of these employees, 91 were engaged in brokerage operations, providing trade execution and customer support, 58 of which were licensed brokers, 34 were engaged in technology and development and 27 were engaged in general management, business development, finance, marketing and administration. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.
Available Information
      We are required to file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.optionsXpress.com. Please note that these website addresses are provided as inactive textual references only. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Regulation

Overview
      Our business and industry are highly regulated. As a matter of public policy, regulatory bodies in the United States are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets, not with protecting the interests of creditors or stockholders of securities firms such as our broker-dealer subsidiaries. optionsXpress, Inc. is registered as a broker-dealer with the SEC and is a member of the NASD and the Chicago Board Options Exchange (“CBOE”). brokersXpress is also a registered broker-dealer with the SEC and is a member of the NASD, which serves as its designated examining authority. optionsXpress and brokersXpress are also registered in each of the fifty states, the District of Columbia and Puerto Rico. In December 2005, our subsidiary optionsXpress Canada Corp. obtained membership in Canada with the Investment Dealers Association and registered with the applicable provincial securities regulators. In addition, in January 2006, our subsidiary optionsXpress Singapore Pte Ltd. obtained a Capital Market Service License from the Monetary Authority of Singapore to deal in securities and provide securities financing.
      Broker-dealers are subject to laws, rules and regulations that cover all aspects of the securities business, including:

•	sales methods,

•	trade practices,

•	use and safekeeping of customers’ funds and securities,

•	capital structure,

•	record-keeping,

•	best execution,

•	financing of customers’ purchases, and

•	conduct of directors, officers and employees.
      The commodity futures and options industry in the United States is subject to regulation under the Commodity Exchange Act. The CFTC is the federal agency charged with the administration of this act and the related regulations. optionsXpress and brokersXpress are members of the National Futures Association, a self-regulatory organization. optionsXpress is registered with the CFTC as a non-clearing Futures Commission Merchant and brokersXpress is registered with the CFTC as an introducing broker.

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

Foreign Jurisdictions and Regulation
      While optionsXpress and brokersXpress effect transactions solely in the United States, our customers access our services through the Internet. In any foreign jurisdiction in which we have customers, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. optionsXpress has obtained registration to conduct brokerage activities in Canada and Singapore. In addition, our Australian operations are conducted through an Australia registered subsidiary in which we have a minority interest.
      The laws, rules and regulations of each foreign jurisdiction differ. In the four jurisdictions other than Australia, Canada and Singapore where we have the most foreign customers, we believe we are exempt from registration due to our limited conduct and/or our lack of solicitation in those jurisdictions. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

Patriot Act
      Registered broker-dealers traditionally have been subject to a variety of rules that require that they know their customers and monitor their customers’ transactions for suspicious financial activities. With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, broker-dealers are now subject to even more stringent requirements. As required by the Patriot Act, we have established comprehensive anti-money laundering and customer identification procedures, designated an anti-money laundering compliance officer, trained our employees and conducted an independent audit of our program. There are significant criminal and civil penalties that can be imposed for violations of the Patriot Act. For more information, [see “Business — Broker-Dealer Operations — Supervision and Compliance.”]

ITEM 1A.     RISK FACTORS
      Important risk factors that could impact our ability to achieve our anticipated operating results and growth plan goals are presented below. You should read the following risk factors in conjunction with discussions of our business and the factors affecting our business located elsewhere in this Form 10-K Annual Report and in our other filings with the SEC.
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
      In addition, we may not be able to accurately project the rate, timing or cost of any increases in our business. Failure to make necessary expansions and upgrades to our systems and infrastructure, expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our technology and maintain our customer service levels could lead to failures and delays, which could cause a loss of customers or a reduction in the growth of our customer base, increased operating expenses, financial losses, additional litigation or customer claims, and regulatory sanctions or additional regulatory burdens.
We operate in a highly regulated industry and compliance failures could adversely affect our business.
      We operate under extensive regulation, which increases our cost of doing business and is a limiting factor on the operations and development of our business. Our business and operations are subject to regulation by the SEC, the NASD, the CBOE, other SROs, and state securities commissions. Outside the United States, we are subject to regulation in those countries where we have sought and received licenses from the applicable regulatory bodies and we also may be subject to regulation by securities regulatory authorities in other foreign countries where our customers are located. The securities industry in the United States covers all aspects of the securities business, including:

•	sales methods;

•	trade practices;

•	use and safekeeping of customer funds and securities;

•	capital structure;

•	record-keeping;

•	financing of customers’ purchases; and

•	conduct of directors, officers and employees.
      Failure to comply with any of the laws, rules or regulations applicable to us, even inadvertently, could lead to adverse consequences including censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of directors, officers or employees. Any of these consequences could adversely affect our business. It is also possible that any noncompliance could subject us to criminal penalties and civil lawsuits. An adverse ruling against us or our officers or other employees could cause our subsidiaries or our officers and other employees to pay a substantial fine or settlement, and could result in their suspension or expulsion. Any of these events could have a material adverse effect on our business.
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
      The SEC is also considering whether to continue to permit “payment for order flow” in the options markets. Payment for order flow is a practice in accordance with which specialists and exchanges pay broker-dealers to route customer orders to them. We benefit from payment for order flow because we earn revenue by directing orders to specific locations. Payment for order flow represented approximately 19% of our revenue for the year ended December 31, 2005. If the SEC or other authorities were to prohibit payment to broker-dealers for order flow, this would decrease our income and materially adversely affect our profitability. In addition, changes to the options marketplace, the primary marketplace in which we conduct business, could, if adopted, reduce or eliminate payment for order flow which could materially adversely affect our business.
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
      Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may claim that we are required to qualify to do business in their country. We believe that the number of our customers residing outside of the United States will increase over time. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to their citizens from service providers located elsewhere. In addition, we have become licensed by applicable regulatory bodies in several foreign countries and are subject to their laws and regulations. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and operating results. For more information, see “Regulation — Foreign Jurisdictions and Regulation.”
      In addition, we currently offer foreign securities brokerage services in Australia and may in the future choose to do so in additional countries. There are certain risks inherent in doing so. Among other risks, we may face less developed technological infrastructures, less developed automation in exchanges, depositories and national clearing systems, exchange rate fluctuations, increased credit risk and unexpected changes in regulatory requirements, tariffs and other trade barriers. If we choose to do business through an international entity, we may also face barriers to repatriation of foreign earnings. Any of these could have a material adverse effect on our future international operations and consequently on our business, financial condition and operating results.
Substantial competition could reduce our market share and harm our financial performance.
      The market for electronic brokerage services is rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc. and TradeStation Group, Inc. We also encounter competition from the broker-dealer affiliates of established full commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, and have greater name recognition and a more extensive customer base than we do.
      This intense competition has resulted in several trends that may adversely affect our financial condition and results of operation, including the implementation of new pricing strategies; the development by our competitors of products and services and enhancements; consolidation in the industry and increased emphasis on advertising and promotional efforts. In addition, some of our competitors are actively pursuing a larger share of the options trading market.
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
      Our revenues are derived primarily from securities brokerage services, and we expect this business to continue to account for almost all of our revenues. We are directly affected by economic and political conditions, broad trends in business and finance and changes in the conditions of the securities markets in which our customers trade. Over the past several years, volume in the securities market in the United States has fluctuated considerably. During periods of low trading volume, our revenues are adversely affected. Severe decreases in market prices could also have an impact on our business because of the adverse impact on investor sentiment and losses in investor portfolios. In addition, a portion of our revenue is derived from payment for order flow. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. If these payments were to be reduced or eliminated for competitive or other reasons, our business could be materially adversely affected.
Our strong dependence upon revenues derived from commissions from option trades may place us at a competitive disadvantage.
      Our revenue is derived primarily from commissions from options, stock, mutual fund and fixed-income product trades, but option trades represent approximately 76% of our customers’ trades. The revenues of some of our major competitors may be more diversified than ours, and they may withstand a downturn in the securities industry better than we could.
If we fail to attract customers in a cost-effective manner, our profitability and growth may be impaired.
      Our profitability and growth depends on increasing our customer base in a cost-effective manner. For the years ended December 31, 2003, 2004 and 2005, we incurred advertising expenses of $3.0 million, $6.7 million and $5.7 million, respectively. Although we have spent significant financial resources on advertising and related expenses and plan to continue to do so, there are no assurances that these efforts will be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, filter software programs that limit or prevent our advertisements and other communications from being displayed on or delivered to our current and potential customers’ computers are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect our Internet advertising. Finally, our sales and marketing methods are subject to regulation by the CBOE and the NASD. The rules and regulations of these organizations impose specific limitations on our sales methods, including our advertising and payments to non-broker-dealers. If we do not achieve our advertising objectives, our profitability and growth may be impaired.
We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation.
      Many of our customer accounts are margin accounts. In margin transactions, we may be obligated for credit extended to our customers by our clearing firms, subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. We also execute customer transactions involving the sale of securities not yet purchased which result in us extending leverage to our customers. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. When we extend margin or our customers use leverage, we may be exposed to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.
      We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2005, we had $115.9 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.
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
      Our ability to attract and retain customers and employees may be adversely affected to the extent our reputation is damaged. If we fail, or appear to fail, to deal with various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, sales and trading practices, and the proper identification of the legal, credit, liquidity, and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines, and penalties.
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
      Also, protection may not be available for our intellectual property. Although we have patents and registered trademarks in the United States and other countries, there can be no assurance that we will be able to secure significant protection for this intellectual property. It is possible that our competitors will adopt technology or product or service names similar to ours, thereby impeding our ability to distinguish our technology and build brand identity, possibly leading to customer confusion. Our inability to adequately protect our marks would have a material adverse effect on our business, financial condition and operating results.
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
      The SEC, the NASD, the CBOE, the CFTC, the National Futures Association (the “NFA”) and other self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants. Our broker-dealer subsidiaries are required to comply with these net capital requirements. If we fail to maintain the required net capital, the SEC could fine us or even suspend or revoke our registration, or the CBOE or

NASD could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our business. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our net capital position.
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

We may not obtain the necessary approvals or may have other delays in our plans to begin self-clearing securities trades.
      We have plans to begin self-clearing securities trades in 2006. Currently, all of our trades are cleared through one of our two clearing firms. There is significant risk that we will encounter substantial delays or fail to obtain all of the approvals and memberships required to conduct self-clearing operations as a broker-dealer. The inability to commence self-clearing as a result of a failure to obtain final regulatory or other third-party approvals or to satisfy conditions required to obtain needed regulatory or other third-party approvals could adversely affect our business.

Our anticipated move to self-clear securities trades will require additional resources, subject us to additional regulations and will require additional reliance on our existing and third party technology.
      Converting to self-clearing will create additional costs for us and require the time and attention of management. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business. If we do commence self-clearing, the cost savings and efficiencies of self-clearing may be less favorable than we expect as a result of increased fixed costs or unanticipated infrastructure or incremental costs, mistakes or other factors. Also, such anticipated savings may be more than offset by account losses or reduced trading activity if any self-clearing mistakes or failures occur which undermine our clients’ or prospects’ confidence in our ability to conduct reliable self-clearing operations.
      To facilitate our self-clearing operations, we will need to rely on third-party software and systems, including Sungard Financial System’s Phase3 trade processing and settlement software system. Systems failures or delays or unanticipated disruptions in service could impact our ability to process trades which could adversely affect our business.

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
      We are exposed to potential losses resulting from fraud and other misconduct by employees, customers or third parties. Employees may bind us to transactions that exceed authorized limits or present unacceptable risks, hide from us unauthorized or unsuccessful activities or improperly use confidential information. Third parties may engage in fraudulent activities, including fraudulent access to legitimate customer accounts or the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities. Any such losses could have a material adverse effect on our business, financial condition and operating results.
Procedures and requirements of the Patriot Act may expose us to significant costs or penalties.
      As participants in the financial services industry, our subsidiaries are subject to laws and regulations, including the Patriot Act, that require that they know their customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and operating results. As an online broker with customers worldwide, we may face particular difficulties in identifying our customers and monitoring their activities.

Requirements associated with being a public company will require significant company resources and management attention.
      Prior to our initial public offering in January 2005, we were not been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We continue to work with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies have created additional costs for us and require the time and attention of management. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business.
The market price of our common stock could fluctuate significantly.
      Our common stock, and the U.S. securities markets in general, have experienced significant price fluctuations in recent years. The market prices of securities of Internet-related companies, in particular, have been especially volatile. The price of our common stock could decrease substantially. In addition, because the market price of our commons stock tends to fluctuate significantly, we could become the object of securities class action litigation which could result in substantial costs and a diversion of management’s attention and resources.
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
      Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 36% of our outstanding common stock. As a result, these stockholders, acting together, will have significant influence over the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary items. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
Our share price may decline due to the large number of shares eligible for future sale.
      Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could reduce the market price of our common stock. As of March 15, 2006, we had 62,286,194 shares of common stock outstanding, all of which may be resold in the public market immediately.
      We have granted certain stockholders the right to require us to register their shares of our new common stock, representing over 21,971,098 shares of our common stock as of March 15, 2006. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares may have a negative impact on the market price for our common stock.
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
We may not continue to pay dividends on our common stock.
      In each of the last four quarters we have declared and paid quarterly dividends on all outstanding shares of common stock. There can be no assurance, however, as to the amount and frequency of any such dividend or that a dividend will be paid at all due to factors relating to our actual future earnings and capital requirements and to the discretion of our board of directors.

ITEM 2.	PROPERTIES
      We lease our corporate headquarters and primary data center, located in Chicago, Illinois. We also lease office space in several cities throughout the United States. The following table sets forth certain information with respect to our facilities:

Location	Space	Principal Usage

Chicago, IL	23,147 sq. feet	Corporate Headquarters
El Paso (Ripley St), TX	6,000 sq. feet	Customer Service Center
El Paso (Granada St), TX	2,200 sq. feet	Office Space
Thousand Oaks, CA	950 sq. feet	Office Space

ITEM 3.	LEGAL PROCEEDINGS
      We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Like other securities brokerage firms, we have been named as a defendant in lawsuits and from time to time we have been threatened with, or named as a defendant in, arbitrations and administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of stockholders during the fourth quarter of 2005.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Our common stock began trading on the Nasdaq National Market under the symbol “OXPS” on January 27, 2005. Prior to that date, there was no established public trading market for our common stock. The following table shows the high and low sales prices for our common stock based on actual transaction on The Nasdaq National Market during each of the quarters presented. The prices do not include retail markups, markdowns or commissions.

	Common Stock
	Closing Sales Price
	2005

	High	Low

First Quarter	$23.90	$15.55
Second Quarter	$17.47	$12.48
Third Quarter	$19.07	$15.11
Fourth Quarter	$26.20	$17.21
      The closing sale price of our common stock as reported on the Nasdaq National Market on December 31, 2005 was $24.55 per share. As of that date there were [155] holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information previously provided to us by depositories and brokers, we believe there are more than 29,000 beneficial owners.          .
Dividends
      We have paid a quarterly dividend in each quarter since our initial public offering in 2005. We recently declared a dividend of $.05 per share for the first quarter of 2006, a 25% increase over the $.04 per share dividend we paid in the fourth quarter of 2005.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
      In January 2005, we registered 12,000,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-119967) in an initial public offering. The effective date of the registration statement was January 26, 2005. On that date, we sold 5,000,000 shares of our common stock at an offering price of $16.50 per share, for aggregate gross public offering proceeds to us of approximately $82.5 million. Certain selling stockholders also sold 7,000,000 shares of our common stock at an offering price of $16.50 per share, for aggregate gross proceeds of approximately $115.5 million. The initial public offering, which closed on February 1, 2005, was managed by Goldman, Sachs & Co., Merrill Lynch & Co., Raymond James, William Blair & Company and Sandler O’Neill & Partners, L.P. We did not receive any proceeds from the sale of common stock by the selling stockholders.
      The initial public offering resulted in net proceeds to us of approximately $74.8 million (net of underwriters commission of $5.8 million and incurred offering expenses of approximately $1.9 million, net of a $0.6 million reimbursement by the underwriters of a portion of the expenses). We used the net proceeds of this offering to invest in short-term securities and for general corporate purposes. None of the net proceeds from the initial public offering were used to pay, directly or indirectly, any director, officer, ten-percent stockholder or affiliate of ours and no fees or expenses were paid, directly or indirectly, to any director, officer, ten-percent stockholder or affiliate of ours.

ITEM 6.	SELECTED FINANCIAL DATA
      The following summary consolidated financial and operating data should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The financial information for the years ended December 31, 2005, 2004 and 2003 set forth below was derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K Annual Report. The historical financial and operating information may not be indicative of our future performance.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Results of Operations
Revenues
Commissions	$91,410	$71,567	$38,088	$14,173	$1,995
Other brokerage related revenue	24,503	17,751	8,793	2,751	—
Interest income	12,813	3,648	1,274	340	74
Other	257	103	26	4	13
Total revenues	$128,983	$93,069	$48,181	$17,268	$2,082
Expenses
Brokerage, clearing, and other related expenses	$15,295	$14,258	$8,494	$5,198	$1,108
Compensation and benefits	14,175	9,760	5,037	2,865	985
Advertising	5,681	6,675	2,975	1,070	503
Quotation services	4,249	3,693	1,984	786	210
Depreciation and amortization	2,293	1,648	770	331	88
Technology and telecommunication	2,305	1,434	693	362	225
Other	4,732	3,376	1,010	466	321
Total expenses	48,730	40,844	20,963	11,078	3,440
Income (loss) before income taxes	80,253	52,225	27,218	6,190	(1,358)
Income taxes	31,512	21,015	10,862	1,819	—
Net income (loss)	$48,741	$31,210	$16,356	$4,371	$(1,358)
Net income (loss) per share — basic	$0.79	$0.56	$0.30	$0.08	$(0.04)
Net income (loss) per share — diluted	$0.79	$0.55	$0.29	$0.08	$(0.04)
Weighted average shares — basic	60,136	37,956	40,583	38,935	37,500
Weighted average shares — diluted	62,055	57,264	56,783	55,370	37,500

	As of December 31,

	2005	2004	2003	2002	2001

Statistical Data
Number of customer accounts (at period end)(1)	161,800	101,000	57,700	22,200	4,800
Daily average revenue trades (“DARTs”)(2)	19,600	13,600	7,600	2,800	400
Customer trades per account(3)	38	43	47	53	41
Average commission per trade	$18.54	$20.99	$19.90	$19.80	$20.19
Option trades as a % of total trades	76%	79%	79%	90%	88%
Advertising expense per new customer account(4)	$93	$154	$84	$61	$106
Balance Sheet (at period end, in thousands)
Cash and short-term investments	$10,258	$$24,759	$2,777	$2,604	$1,003
Total assets	126,569	40,095	9,990	5,129	1,843
Long-term debt	—	—	—	—	387
Total liabilities	8,050	7,089	2,011	2,213	509
Total stockholders’ equity	118,519	33,006	7,979	2,916	1,334
Dividends
Dividends declared per share (during the period)	$0.72	$0.13	$0.17	$0.05	—

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period.

(4)	Calculated based on total new customer accounts opened during the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      We offer a comprehensive suite of brokerage services for option, stock, futures, mutual fund and fixed-income product investors. We have been recognized as offering the leading online retail brokerage platform for the rapidly expanding listed equity options market, based on the quality of our proprietary technology and our customer experience. We opened our first customer account in December 2000. Since that time, we have grown to over 160,000 customer accounts. Our option trades represented approximately 3% of all listed U.S. options volume for the year ended December 31, 2005. We believe this makes us one of the largest retail online options brokers. Our revenue consists primarily of commissions from customers’ trades of options, stocks, futures, mutual funds and fixed-income products. In 2005, option trades represented approximately 76% of our customers’ trades, with approximately 23% coming from stocks and approximately 1% coming from mutual funds and fixed-income products. We have experienced growth in revenue and market share every year since inception and have been net income and cash flow positive since the first quarter of 2002. We generated $129.0 million of revenue for the twelve months ending December 31, 2005 with $80.3 million of income before income taxes and $48.7 million of net income.
Sources of Revenue
      Our largest source of revenue is commissions earned from our brokerage activities, which are driven largely by our customers’ trading activities. In addition, like other retail brokerage firms, we receive payment for order flow from exchanges and liquidity providers where our customers’ orders are routed. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Payment for order flow is included in other brokerage revenue. Commissions and their related clearing costs and payment for order flow are recorded on a trade date basis as transactions occur. Interest income consists of our portion of the income generated by charges to customers on margin balances and customer cash held and invested by our clearing firm, offset by interest paid to customers on their credit balances. For our customers’ securities accounts, as an introducing broker, all customer balances are held by our clearing firms on a fully disclosed basis. We clear our customers’ futures account transactions as a non-clearing futures commission merchant through an omnibus account arrangement with one of our clearing brokers. Commissions represented 79.1%, 76.9% and 70.9% of our total revenue in 2003, 2004 and 2005, respectively. Other brokerage revenue represented 18.3%, 19.1% and 19.0% of our total revenue in 2003, 2004 and 2005, respectively.
Operating Expenses

Brokerage, clearing and other related expenses
      Our largest single expense item is brokerage, clearing and other related expenses, which includes the costs of executing and clearing customer trades. These costs are paid to clearing agents as well as exchanges and third-party broker-dealers. These costs are largely variable with commission revenues.

Other operating expenses
      Our largest other operating expense is employee compensation and benefits, which includes salaries, bonuses, group insurance, contributions to benefit programs and other related employee costs. Due to the efficiencies created by our technology and brokerage platform, our employee compensation expense is a lower percentage of revenue than our major online competitors and traditional, full service brokerage firms. Advertising costs are expensed as incurred, except for the production of broadcast advertising, which is expensed when the first broadcast airs, and includes production and communication of advertising and other marketing activities. Quotation services include costs paid to exchanges and outside firms to provide securities and futures quotes to our customers. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of capitalized software. Other expenses include lease expenses on office space, data centers, computers and other equipment, telecommunications, postage and news costs, losses for execution errors, customer execution price adjustments, travel expenses and other miscellaneous expenses. As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which may require us to incur significant expenditures in the near term to establish systems and hire and train personnel to comply with these requirements.

Results of Operations
      The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Year Ended December 31,

	2005	2004	2003

Results of Operations
Total revenues (in thousands)	$128,983	$93,069	$48,181
Brokerage, clearing, and other related expenses	11.8%	15.3%	17.6%
Compensation and benefits	11.0	10.5	10.5
Advertising	4.4	7.2	6.2
Quotation services	3.3	4.0	4.1
Depreciation and amortization	1.8	1.8	1.6
Technology and telecommunication	1.8	1.5	1.4
Other	3.7	3.6	2.1
Income before income taxes	62.2	56.1	56.5
Income taxes	24.4	22.6	22.6
Net income	37.8	33.5	33.9

Year Ended December 31, 2005 versus Year Ended December 31, 2004

Overview
      Our results for the year ended December 31, 2005 reflect the following principal factors:

•	total customer accounts increased by 60,800 to 161,800, or 60.2%;

•	total trades increased by 1.5 million to 4.9 million, or 44.2%; and

•	average commission per trade decreased by $2.45 to $18.54, or 11.7%.
      A significant factor in the growth for the year ended December 31, 2005 versus December 31, 2004 was the strength of the overall equity markets in the third and fourth quarters of 2005. The result was extremely strong third and fourth quarters that were proceeded by more modest growth in the first and second quarters.

Total revenues
      Our total revenues increased $35.9 million, or 38.6%, for the year ended December 31, 2005 to $129.0 million compared to $93.1 million for the year ended December 31, 2004. The increase in total revenues consisted primarily of an increase in brokerage commissions for the year ended December 31, 2005 of $19.8 million, or 27.7%, to $91.4 million compared to $71.6 million for the year ended December 31, 2004, and an increase in payment for order flow of $6.7 million, or 38.0%, to $24.5 million for the year ended December 31, 2005 compared to $17.8 million for the year ended December 31, 2004. The increase in total revenue also resulted from an increase in interest income of $9.2 million, or 251.2%, to $12.8 million from for the year end December 31, 2005 compared to $3.6 million for the year ended December 31, 2004. The increases in brokerage commissions and payment for order flow were primarily the result of the increase in the number of total trades processed during this year. The increase in the number of trades was partially offset by the decrease in the average commission per trade as a result of more customers qualifying for our active trader rate and a decrease in the average number of option contracts per trade. The increase in interest income was the result of an increase in customer cash and margin balances, an increase in the average net interest rate earned on those customer cash balances, and margin balances and interest earned on the proceeds from our initial public offering.

Brokerage, clearing, and other related expenses
      Brokerage, clearing, and other related expenses increased $1.0 million, or 7.3%, to $15.3 million for the year ended December 31, 2005 from $14.3 million for the year ended December 31, 2004. Increased brokerage expenses were primarily due to a 44.2% increase in total brokerage trades, significantly offset by a reduction in the per trade clearing expenses associated with the new clearing agreement we entered into with GSEC in September 2004.

Compensation and benefits
      Compensation and benefits expenses increased $4.4 million, or 45.2%, to $14.2 million for the year ended December 31, 2005 from $9.8 million for the year ended December 31, 2004. Increased compensation expenses were primarily due to an increase in the number of employees from 125 to 152, and the cost associated with the Company’s new incentive plans.

Advertising
      Advertising expenses decreased $1.0 million, or 14.9%, to $5.7 million for the year ended December 31, 2005 from $6.7 million for the year ended December 31, 2004. Decreased advertising expenses were primarily due to the cancellation of our trial use of television advertising.

Quotation services
      Quotation services expenses increased $0.5 million, or 15.1%, to $4.2 million for the year ended December 31, 2005 from $3.7 million for the year ended December 31, 2004. Increased quotation services expenses were primarily due to a 60.2% increase in customer accounts, which was significantly offset by a reduction in per user fees paid to third-party vendors.

Depreciation and amortization
      Depreciation and amortization expenses increased $0.7 million, or 39.1%, to $2.3 million for the year ended December 31, 2005 from $1.6 million for the year ended December 31, 2004. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.

Technology and telecommunication
      Technology and telecommunication expenses increased $0.9 million, or 60.7%, to $2.3 million for the year ended December 31, 2005 from $1.4 million for the year ended December 31, 2004. Increased technology and telecommunication expenses were primarily due to added telecommunications and data feed expenses required to support the increase in customer accounts.

Other
      Other expenses increased $1.3 million, or 40.2%, to $4.7 million for the year ended December 31, 2005 from $3.4 million for the year ended December 31, 2004. Increased other expenses were primarily due to increased general administrative expenses required to support the growth of the business, professional fee expenses associated with registrations and licensing in foreign countries, and the additional costs associated with being a publicly traded company.

Income taxes
      Income taxes increased $10.5 million, or 50.0%, to $31.5 million for the year ended December 31, 2005 from $21.0 million for the year ended December 31, 2004. Increased income taxes the result of the 53.7% increase in income before income taxes, partially offset by a portion of our interest revenue being generated from tax-exempt municipal bonds.

Net income
      As a result of the foregoing, we reported $48.7 million in net income for the year ended December 31, 2005, as compared to $31.2 million in net income for the year ended December 31, 2004, an increase of $17.5 million, or 56.2%.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Overview
      Our improved results for the period reflect the following principal factors:

•	total customer accounts increased by 43,300 to 101,000, or 74.9%;

•	total trades increased by 1.5 million to 3.4 million, or 78.1%; and

•	average commission per trade increased by $1.09 to $20.99, or 5.5%.
      A significant factor in the growth for the year ended December 31, 2004 versus December 31, 2003 was the strength of the overall equity markets in the first quarter of 2004. The result was an extremely strong first quarter followed by more modest growth in the second and third quarters as the markets returned to more typical levels.

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

Brokerage, clearing, and other related expenses
      Brokerage, clearing, and other related expenses increased $5.8 million, or 67.9%, to $14.3 million for the year ended December 31, 2004 from $8.5 million for the year ended December 31, 2003. Increased brokerage expenses were primarily due to the execution charges associated with the 78.7% increase in trades and $1.7 million of non-recurring charges for clearing that began in April 2004 and ended upon conversion to our new clearing agent, GSEC, in September 2004. Without these non-recurring charges, brokerage, clearing and other related charges per trade decreased by 21% primarily due to improved pricing for increased volume.

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
Liquidity and Capital Resources
      We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and the issuance of common stock. We plan to finance our future operating liquidity and regulatory capital needs from our earnings. Although we have no current plans to do so, we may issue equity or debt securities or enter into secured lines of credit from time to time.
      As a holding company, we access the earnings of our operating subsidiaries through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of the SEC and NASD relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company. In connection with our plan to begin self-clearing securities trades in 2006, we will be required to make security deposits with clearing corporations. We believe we currently have sufficient capital to satisfy these requirements.
      Our broker dealer subsidiaries optionsXpress, Inc. and brokersXpress LLC are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. Under this Rule 15c3-1, optionsXpress, Inc. is required to maintain net capital of

6 2/3% of “aggregate indebtedness” or $250,000 whichever is greater, as these terms are defined. brokersXpress LLC is required to maintain net capital of 6 2/3 % of “aggregate indebtedness” or $50,000 whichever is greater. Net capital and aggregate indebtedness change from day to day, but at December 31, 2005, optionsXpress, Inc. had net capital of approximately $5.48 million and net capital requirements of $0.59 million. The ratio of aggregate indebtedness to net capital at December 31, 2005 was 1.62 to 1. At December 31, 2005, brokersXpress LLC had net capital of approximately $1.00 million and applicable net capital requirements of $0.05 million. The ratio of aggregate indebtedness to net capital at December 31, 2005 was 0.58 to 1.
      optionsXpress, Inc. and brokersXpress, LLC also are subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1; $250,000; or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. brokersXpress, LLC, as an introducing broker, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1 or $30,000.

Cash Flow
      Cash provided by operating activities was $50.7 million for the year ended December 31, 2005, compared to cash provided by operating activities of $32.0 million for the year ended December 31, 2004 and cash provided by operating activities of $13.3 million for the year ended December 31, 2003. The primary reason for the increase in cash provided by operating activities was the 56.2% increase in our net income in 2005.
      Cash used in investing activities was $100.0 million for the year ended December 31, 2005, compared to cash used in investing activities of $3.2 million and $1.8 million for the years ended December 31, 2004 and 2003, respectively. The increase in cash used in investing activities was primarily the result of transferring the proceeds from the Company’s initial public offering into short-term investments in auction rate securities.
      Cash provided by financing activities was $34.8 million for the year ended December 31, 2005, compared to cash used in financing activities of $6.8 million and $11.3 million for the years ended December 31, 2004 and 2003. The increase in cash provided by financing activities primarily came from the $76.7 million net proceeds received in our initial public offering, which was partially offset by $40.9 million in dividends paid by the Company.

Capital Expenditures
      Capital expenditures were $2.6 million for the year ended December 31, 2005, compared to $3.2 million and $1.8 million for the years ended December 31, 2004 and 2003, respectively. Capital expenditures for the years ended December 31, 2005, 2004 and 2003 included capitalized software costs, which we capitalized in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
Off-Balance-Sheet Arrangements
      In the ordinary course of business, there are certain contingencies that are not reflected in the consolidated financial statements. These activities may expose us to off-balance-sheet credit risk in the event the customers are unable to fulfill their contractual obligations. Many of our customer accounts are margin accounts. In margin transactions, we may be obligated for credit extended to our customers by our clearing firms, subject to various regulatory and clearing firm margin requirements. See “Risk Factors — We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation” for a more detailed discussion of this risks associated with these arrangements.

Summary Disclosures about Contractual Obligations and Commercial Commitments
      The following table reflects a summary of our contractual cash obligations and other commercial commitments at December 31, 2005:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(In thousands)
Capital lease obligations	$142	$111	$31	$—	$—
Operating lease obligations	897	494	403	—	—
Purchase obligations	1,196	842	354	—	—

Total	$2,235	$1,447	$788	$—	$—

Critical Accounting Policies
      Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Form 10-K, we believe the accounting policy that has a material impact on our financial statements and requires management to make assumptions and estimates involving significant judgment relates to the capitalization of software development.

Software
      Costs associated with software developed for internal use include capitalized costs based on SOP 98-1 and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of the software that do not meet the capitalization criteria are expensed as incurred. These capitalized costs are amortized on a straight-line basis over three years. During 2003, 2004 and 2005, we capitalized $0.7 million, $1.1 million and $1.1 million, respectively, of software development costs. In addition, during 2003, 2004, and 2005, we expensed $0.3 million, $1.1 million and $1.4 million for costs associated with software that did not meet the capitalization criteria.
      The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We utilize a project management tool to assist in validating the underlying estimates used in the determination of time devoted. We review any impairment of the capitalized costs on a periodic basis.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted by the first annual reporting period that begins after October 1, 2005 for public entities that do not file as small business issuer. Therefore, we expect to adopt SFAS 123(R) on January 1, 2006. As of the required effective date, we will apply SFAS No. 123R using a modified version of the prospective transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.
      As permitted in SFAS 123 and 148, we currently follows APB 25. Under APB 25, we, utilizing the intrinsic value-based method of accounting, recognizes no compensation expense related to employee stock options as long as options are granted with an exercise price equal to, or greater than, the fair market value of the underlying common stock on the date of grant. We make the required pro forma disclosures for the effect on net income (loss) as if the fair market value based method of accounting provided for under SFAS 123 had been adopted. These pro forma disclosures are based upon a number of assumptions utilized in a valuation model in determining the appropriate valuation of the fair market value of options on the date of grant.
      The adoption of SFAS 123R’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 of Notes to Consolidated Financial Statements — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Stock-Based Compensation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We do not hold any market risk-sensitive instruments for trading purposes.
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
      Through an arrangement with our clearing firms, we extend margin credit and leverage to our customers, which is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities, which can expose them to risk beyond their invested capital.
      We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2005, we had $115.9 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.

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
      The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Data are set forth in the index on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There have been no disagreements with our independent auditors on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III
      The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 23, 2006 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
(a)(1) The following documents are filed as part of this Annual Report in Form 10-K:

Number	Description

F-1	Index to Consolidated Financial Statements
F-2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
F-3	Consolidated Statements of Operations at December 31, 2005, 2004 and 2003
F-4	Consolidated Statements of Financial Condition at December 31, 2005 and 2004
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
F-7	Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
      The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Page

Schedule I — Condensed Financial Information of Registrant	S-1
      All other schedules have been omitted because the information required to be set forth in those schedules is not applicable, or is shown in the consolidated financial statements or notes thereto.
(a)(3) See attached Exhibit Index.
(b) Exhibits. See attached Exhibit Index.
(c) none

SIGNATURES
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2006.

Signature	Title

/s/ JAMES A. GRAY James A. Gray	Chairman of the Board

/s/ DAVID S. KALT David S. Kalt	Chief Executive Officer (Principal Executive Officer) and Director

/s/ NED W. BENNETT Ned W. Bennett	Chief Operating Officer and Director

/s/ DAVID A. FISHER David A. Fisher	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BRUCE EVANS Bruce Evans	Director

/s/ THOMAS PATRICK Thomas Patrick	Director

/s/ STEVEN SCOTT WALD Steven Scott Wald	Director

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of June 30, 2004, by and among optionsXpress, Inc., optionsXpress Holdings, Inc. and optionsXpress MergerCo, Inc.(1)
2.2	Omnibus Amendment, Waiver and Consent, dated as of June 30, 2004, by and among optionsXpress, Inc., optionsXpress Holdings, Inc. and each of the other signatories thereto(1)
3.1	Amended and Restated Certificate of Incorporation of optionsXpress Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed March 23, 2005
3.2	Amended and Restated By-laws of optionsXpress Holdings, Inc.(1)
4.1	Certificate of Common Stock of optionsXpress Holdings, Inc.(1)
4.2	Registration Agreement, dated as of January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P. and stockholders listed on the signature pages thereto(1)
10.1	Stock Purchase and Recapitalization Agreement, dated as of December 17, 2003, by and among optionsXpress, Inc., the purchasers named therein and the sellers named therein(1)
10.2	Stockholders Agreement, dated as of January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P. and stockholders listed on the signature pages thereto(1)
10.3	Investor Rights Agreement, dated as of January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P. and stockholders listed on the signature pages thereto(1)
10.4	Amended and Restated Restricted Stock Agreement, dated January 15, 2004, by and between optionsXpress, Inc. and James A. Gray(1)(2)
10.5	Amended and Restated Restricted Stock Agreement, dated January 15, 2004, by and between optionsXpress, Inc. and David S. Kalt(1)(2)
10.6	Amended and Restated Restricted Stock Agreement, dated January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett(1)(2)
10.7	Restricted Stock Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(1)(2)
10.8	Management Rights Agreement, dated January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P.(1)
10.9	optionsXpress, Inc. 2001 Equity Incentive Plan(1)
10.10	Form of optionsXpress Holdings, Inc. 2005 Equity Incentive Plan(1)
10.11	Form of optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan(1)
10.12	Retention Agreement, by and between optionsXpress, Inc. and James A. Gray(1)
10.13	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and David S. Kalt(1)(2)
10.14	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett(1)(2)
10.15	Employment Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(1)(2)
10.16	Clearing Agreement, dated September 13, 2004, by and between optionsXpress, Inc. and Spear, Leeds & Kellogg L.P. (n/k/a Goldman Sachs Execution & Clearing, L.P.)(1)
10.17	Form of Indemnification Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and its directors(1)
10.18	Amended and Restated 2005 Employee Stock Purchase Plan, incorporated by reference to the Report on Form 8-K, filed May 17, 2005(2)
14.1	Code of Ethics
21.1	Subsidiaries of optionsXpress Holdings, Inc.(1)
23.1	Consent of Ernst & Young LLP

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc Registration Statement on Form S-1

(2)	Management Contract

optionsXpress Holdings, Inc.
Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
optionsXpress Holdings, Inc.
      We have audited the accompanying consolidated statements of financial condition of optionsXpress Holdings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of optionsXpress Holdings, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.
/s/ Ernst & Young LLP
Chicago, Illinois
February 3, 2006

optionsXpress Holdings, Inc.
Consolidated Statements of Operations

	Years Ended December 31

	2005	2004	2003

	(In thousands, except per share data)
Revenues
Commissions	$91,410	$71,567	$38,088
Other brokerage-related revenue	24,503	17,751	8,793
Interest income	12,813	3,648	1,274
Other income	257	103	26

Total revenues	128,983	93,069	48,181
Expenses
Brokerage, clearing, and other related expenses	15,295	14,258	8,494
Compensation and benefits	14,175	9,760	5,037
Advertising	5,681	6,675	2,975
Quotation services	4,249	3,693	1,984
Depreciation and amortization	2,293	1,648	770
Technology and telecommunication	2,305	1,434	693
Other	4,732	3,376	1,010

Total expenses	48,730	40,844	20,963

Income before income taxes	80,253	52,225	27,218
Income taxes	31,512	21,015	10,862

Net income	$48,741	$31,210	$16,356

Earnings per common share:
Basic	$0.79	$0.56	$0.30
Diluted	0.79	0.55	0.29
Weighted-average number of common shares:
Basic	60,136	37,956	40,583
Diluted	62,055	57,264	56,783
See accompanying notes.

optionsXpress Holdings, Inc.
Consolidated Statements of Financial Condition

	December 31

	2005	2004

	(In thousands)
ASSETS
Cash and cash equivalents	$10,258	$24,759
Cash segregated in compliance with federal regulations	585	—
Short-term investments	95,275	—
Receivable from brokers	11,765	9,299
Security deposits	547	313
Fixed assets (net of accumulated depreciation and amortization of $4,626 and $2,333, respectively)	4,088	3,732
Other assets	3,655	1,892
Investment in optionsXpress Australia Pty Limited	396	100

Total assets	$126,569	$40,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$6,570	$5,023
Payables to customers	369	—
Current income taxes payable	2	1,152
Net deferred income tax liabilities	1,109	914

Total liabilities	8,050	7,089
Stockholders’ equity
Common stock, $0.0001 par value, 187,500 shares authorized; 2005 — 62,101 issued and outstanding, 2004 — 38,296 issued and outstanding	6	4
Convertible preferred stock, $0.0001 par value,75,000 shares authorized as of December 31, 2005 and 2004; 2005 — 0 issued and outstanding, 2004 — 18,196 issued and outstanding	—	2
Additional paid-in capital	90,176	12,450
Accumulated other comprehensive income (loss)	(13)	2
Retained earnings	28,350	20,548

Total stockholders’ equity	118,519	33,006

Total liabilities and stockholders’ equity	$126,569	$40,095

See accompanying notes.

optionsXpress Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

			Series A
			Convertible			Accumulated
	Common Stock		Preferred Stock		Additional	Other
					Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

	(In thousands)
Balance, January 1, 2003	40,365	4	14,448	1	12,964	—	(10,053)	2,916
Convertible preferred stock redeemed	—	—	(500)	—	(2,000)	—	—	(2,000)
Options exercised	764	—	—	—	162	—	—	162
Stock dividend (Note 10)	9	—	—	—	149	—	(149)	—
Dividends declared	—	—	—	—	—	—	(9,455)	(9,455)
Net income	—	—	—	—	—	—	16,356	16,356

Balance, December 31, 2003	41,138	4	13,948	1	11,275	—	(3,301)	7,979
Preferred stock converted to common stock	13,948	1	(13,948)	(1)	—	—	—	—
Convertible preferred stock issued (Note 10)	—	—	18,196	2	88,388	—	—	88,390
Common stock redeemed (Note 10)	(18,196)	(2)		—	(88,388)	—	—	(88,390)
Direct cost of capital raised	—	—	—	—	(2,491)	—	—	(2,491)
Tax benefit (Note 10)	—	—	—	—	646	—	—	646
Common stock issued	473	—	—	—	2,654	—	—	2,654
Common stock redeemed	(74)	—	—	—	(355)	—	—	(355)
Options exercised	986	1	—	—	374	—	—	375
Stock dividend (Note 10)	21	—	—	—	347	—	(347)	—
Dividends declared	—	—	—	—	—	—	(7,014)	(7,014)
Net income	—	—	—	—	—	—	31,210	31,210
Currency translation adjustment	—	—	—	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	2	31,210	31,212

Balance, December 31, 2004	38,296	$4	18,196	$2	$12,450	$2	$20,548	$33,006
Preferred stock converted into common stock	18,196	2	(18,196)	(2)	—	—	—	—
Proceeds from initial public offering	5,000	—	—	—	76,725	—	—	76,725
Direct costs of capital raised	—	—	—	—	(1,885)	—	—	(1,885)
Tax benefit (Note 10)	—	—	—	—	1,923	—	—	1,923
Stock options expensed	—	—	—	—	24	—	—	24
Employee stock purchase plan	—	—	—	—	14	—	—	14
Stock option exercises	609	—	—	—	924	—	—	924
Stock dividend (Note 10)	—	—	—	—	1	—	(1)	—
Dividend declared	—	—	—	—	—	—	(40,938)	(40,938)
Net income	—	—	—	—	—	—	48,741	48,741
Currency translation adjustment	—	—	—	—	—	9	—	9
Unrealized loss on short-term investments	—	—	—	—	—	(24)	—	(24)

Total comprehensive income	—	—	—	—	—	(15)	—	(15)

Balance, December 31, 2005	62,101	6	—	—	90,176	(13)	28,350	118,519
See accompanying notes.

optionsXpress Holdings, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31

	2005	2004	2003

	(In thousands)
Operating activities
Net income	$48,741	$31,210	$16,356
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,293	1,648	770
Net deferred income taxes	195	469	220
Tax benefit (Note 10)	1,923	646	—
Stock options expensed	24	—	—
Gain on investment in optionsXpress Australia Pty Limited	(189)	(41)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(585)	—	—
Receivable from brokers	(2,466)	(4,929)	(3,498)
Security deposits	(234)	(20)	(20)
Other assets	237	(1,549)	(95)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,547	3,669	654
Payables to customers	369	—	—
Current income taxes payable	(1,150)	940	(1,076)

Net cash provided by operating activities	50,705	32,043	13,311
Investing activities
Loan to affiliates and non-affiliates	(2,098)	(57)	—
Purchase of short-term investments	(240,464)	—	—
Proceeds from short-term investments	145,165	—	—
Purchases and development of computer software	(1,386)	(1,593)	(1,002)
Purchases of fixed assets	(1,263)	(1,580)	(843)

Net cash used in investing activities	(100,046)	(3,230)	(1,845)
Financing activities
Exercise of stock options	924	338	162
Purchases through employee stock purchase plan	14	—	—
Redemption of convertible preferred stock	—	—	(2,000)
Dividends paid	(40,938)	(7,014)	(9,455)
Proceeds from initial public offering	76,725	—	—
Redemption of common stock	—	(88,708)	—
Issuance of convertible preferred stock	—	88,390	—
Issuance of common stock	—	2,654	—
Direct costs of capital raised	(1,885)	(2,491)	—

Net cash provided by (used) in financing activities	34,840	(6,831)	(11,293)

Net increase (decrease) in cash and cash equivalents	(14,501)	21,982	173
Cash, beginning of year	24,759	2,777	2,604

Cash and cash equivalents, end of year	$10,258	$24,759	$2,777

Supplemental disclosure of cash flow information:
Income taxes paid	$30,507	$18,950	$11,729
Interest paid	17	7	—
Supplemental disclosure of non-cash activity:
Non-cash exercise of options	$—	$37	$—
Non-cash unrealized loss on short-term investments	(24)	—	—
Non-cash foreign currency translation	9	2	—
See accompanying notes.

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.	Basis of Presentation and Corporate Reorganization

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

2.	Nature of Operations
      The Company provides internet-based options and stock brokerage services to retail customers located throughout the United States and certain foreign countries. The Company clears all customer transactions through clearing brokers on a fully disclosed basis. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with one of its clearing brokers. optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD) and the Chicago Board Options Exchange (CBOE), the International Securities Exchange, the Boston Options Exchange, the Philadelphia Stock Exchange, and the Archipelago Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD. In addition, optionsXpress, Inc. and brokersXpress LLC are registered with the Commodities Futures Trading Commission (CFTC) and are members of the National Futures Association (NFA). optionsXpress Canada Corp. became registered with the Investment Dealers Association (IDA) in December 2005.

3.	Summary of Significant Accounting Policies

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

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

Commissions
      The Company derives commission revenues from customer transactions in options, equity, mutual fund, fixed income securities and insurance related products. Commission revenues and related brokerage and clearing costs are recognized on a trade-date basis.

Other Brokerage-Related Revenue
      The Company receives payment for order flow from exchanges and liquidity providers where its customers’ orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments.

Interest Income
      Interest income consists primarily of cash held in short-term investments, the Company’s portion of the income generated by charges to customers on margin balances and customer cash held and invested by the Company’s clearing brokers, offset by interest paid to customers on their credit balances.

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

Cash and Cash Equivalents
      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held at banks and other financial institutions.

Cash Segregated in Compliance with Federal Regulations
      Cash segregated in compliance with federal regulations consists of interest-bearing cash deposits which have been segregated in special reserve accounts for the benefit of futures’ customers according to the regulations governing a futures commission merchant.

Short-term Investments
      All short-term investments are considered available for sale. These investments are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Short-term investments are reported at fair market value, and net unrealized gains or losses are recorded in accumulated other comprehensive income or loss, a separate component of stockholders’ equity. Any gains or losses on sales of short-term investments are computed based upon specific identification. At December 31, 2005, short-term investments primarily consist of auction rate securities. The interest rates on these securities are typically reset to market prevailing rates every 90 days or less, but may have longer stated maturity dates.

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

Security Deposits
      Security deposits include both the deposits with the lessor made for the Company’s offices, and escrow deposits with both Legent Clearing Corporation (Legent) and NBCN, Inc. (NBCN), two of the Company’s clearing brokers. Any interest income on these deposits is accrued as earned.

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

Investment in optionsXpress Australia Pty Ltd
      The Company, through its subsidiary, oX Australia LLC, carries its investment in optionsXpress Australia Pty Ltd (oX Australia) on the equity method as it owns a 41% voting interest in oX Australia. oX Australia is not deemed to be a variable interest entity as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). The Company records its proportionate share of earnings in other income in the consolidated statements of operations.
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

Payables to Customers
      Payables to customers consist of customer cash deposits and credits in customers futures accounts owed to the Company’s customers.

Earnings Per Share
      Prior to the conversion of the preferred stock into common stock on January 26, 2005, basic earnings per share (EPS) was computed using the two-class method, which allocates earnings to common stock and participating preferred stock according to dividends declared and participation rights in undistributed earnings. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when the assumed exercise or conversion would have an anti-dilutive effect on EPS.

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation
      The Company maintains three stock compensation plans, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan. Prior to the corporate reorganization effective July 31, 2004, optionsXpress, Inc. maintained the 2001 Equity Incentive Plan. All of the options outstanding pursuant to the stock compensation plans at December 31, 2005 are options to buy common stock of the Company granted to employees of the Company.
      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.
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

	Years Ended December 31

	2005	2004	2003

Net income, as reported	$48,741	$31,210	$16,356
Deduct — Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	375	196	93

Pro forma net income	48,366	31,014	16,263
Less income allocable to preferred stock	1,020	9,989	4,250

Pro forma net income applicable to common stockholders	$47,346	$21,025	$12,013

Income per share:
Basic, as reported	$0.79	$0.56	$0.30
Basic, pro forma	0.79	0.55	0.30
Diluted, as reported	0.79	0.55	0.29
Diluted, pro forma	0.79	0.54	0.29
      The underlying assumptions to these fair value calculations are discussed in Note 11.

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Shared-Based Payments (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted by the first annual reporting period that begins after October 1, 2005 for public entities that do not file as small business issuer. Therefore, we expect to adopt SFAS 123(R) on January 1, 2006. As of the required effective date, the Company will apply SFAS No. 123R using a modified version of the prospective transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.
      As permitted in SFAS 123 and 148, the Company currently follows APB 25. Under APB 25, the Company, utilizing the intrinsic value-based method of accounting, recognizes no compensation expense related to employee stock options as long as options are granted with an exercise price equal to, or greater than, the fair market value of the underlying common stock on the date of grant. The Company makes the required pro forma disclosures for the effect on net income (loss) as if the fair market value based method of accounting provided for under SFAS 123 had been adopted. These pro forma disclosures are based upon a number of assumptions utilized in a valuation model in determining the appropriate valuation of the fair market value of options on the date of grant.
      The adoption of SFAS 123R’s fair value method may have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3.

4.	Short-Term Investments
      The following table summarizes available-for-sale investments as of December 31, 2005:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses	Fair Value

Maturity of one year or less	Municipal Notes	$7,999	$24	$7,975
Maturity of greater than ten years	Auction Rate Certificates	87,300	—	87,300

		$95,299	$24	$95,275

5.	Receivable from Brokers
      Amounts receivable from brokers consisted of the following at December 31:

	2005	2004

Receivable:
Net settlement with clearing brokers	$8,419	$6,075
Order flow receivable from brokers	3,346	3,224

	$11,765	$9,299

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The net settlement with the clearing brokers represents amounts due from commissions earned, a portion of the margin interest on customer balances held at the clearing brokers, and interest income earned, net of interest expense, on customer and Company balances held at the clearing brokers. In September 2004, the Company entered into an agreement with Goldman Sachs Execution & Clearing, L.P. (GSEC), whereby GSEC replaced Legent Clearing, LLC (Legent) as the Company’s primary clearing broker. Legent continues to act as a clearing broker for a portion of the Company’s trades. The Company clears all of the transactions for its Canadian subsidiary through NBCN.

6.	Fixed Assets
      Fixed assets, including leasehold improvements and capitalized software development costs, consisted of the following at December 31:

	2005	2004

Computer software	$4,574	$3,188
Computer equipment	3,566	2,602
Office furniture	401	182
Leasehold improvements	173	93

	8,714	6,065
Less accumulated depreciation and amortization	4,626	2,333

	$4,088	$3,732

      As of December 31, 2005 and 2004, the cost of internally developed software was $3,370 and $2,299, respectively. The related accumulated amortization related to internally developed software was $1,841 and $971, respectively.

7.	Other Assets
      Other assets consisted of the following at December 31:

	2005	2004

Exchange membership	$160	$160
Prepaid expenses	925	258
Deferred initial public offering expenses	—	1,426
Interest receivable	485	—
Loan receivable	2,000	—
Other	85	48

	$3,655	$1,892

8.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consisted of the following at December 31:

	2005	2004

Accrued employee compensation	$2,801	$1,636
Accounts payable	564	1,200
Other accrued expenses	3,205	2,187

	$6,570	$5,023

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

9.	Commitments, Contingencies, and Guarantees

Commitments
      The Company leases office space and equipment under non-cancelable operating lease agreements that expire on various dates through November 30, 2007. Future minimum annual lease commitments, exclusive of additional payments that may be required for certain increases in operating costs, are as follows:

December 31,

2006	494
2007	403

$897

      Rent expense for the office space during the years ended December 31, 2005, 2004, and 2003, totaled approximately $505, $309 and $218, respectively.
      The Company has entered into several capital lease agreements for various types of equipment. These agreements expire on various dates through January 2008, The fixed and determinable portions of these obligations are $111 for the year ended December 31, 2006 and $31 for the years ended December 31, 2007 and 2008. The expense incurred related to these service agreements for the year ended December 31, 2005 was $117.
      The Company enters into agreements to purchase telecommunications, and data services from various service providers. These agreements expire on various dates through November, 2006. The fixed and determinable portions of these obligations are $842 and $354 for the years ended December 31, 2005 and 2006. The expenses incurred related to these service agreements during the years ended December 31, 2005, 2004, and 2003, were $1,319, $1,145 and $502, respectively.

Contingencies
      The nature of the Company’s business subjects it to lawsuits, arbitrations, claims and other legal proceedings. Management cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding the proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Guarantees
      Under the terms of the Company’s securities clearing agreements with GSEC, Legent and NBCN, the Company introduces its customers’ securities accounts to GSEC, Legent, and NBCN who, as the clearing brokers, clear and carry all customer account activity. As such, the Company is required to guarantee the performance of its customers in meeting their contractual obligations. The Company has agreed to indemnify the clearing brokers for losses that they may sustain for the customer accounts introduced by the Company.
      In accordance with applicable margin lending practices and in conjunction with the clearing brokers, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary. As of December 31, 2005, the Company had $115,897 in credit extended to its customers through its

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
clearing brokers. The Company is also exposed to risk from the leverage extended to its customers and specifically from short sale transactions by its customers. The amount of this risk is not quantifiable since the risk would be dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. The margin and leverage requirements that the Company imposes on its customer accounts meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. The Company believes that it is unlikely that it will have to make any significant payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.

10.	Capitalization

Common Stock
      At December 31, 2005, 2004, and 2003, the Company had 187,500 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 62,101, 38,296, and 41,138 shares were issued and outstanding at December 31, 2005, 2004, and 2003, respectively.
      On January 26, 2005, the Company affected a 7.5 to 1 stock split and declared a common stock dividend of 606 shares. The consolidated financial statements reflect the retroactive effect of the stock split and stock dividend and appropriate restatement of the capital accounts. Also, as of that date, the Company completed an initial public offering of 5,000 newly issued shares of common stock and 7,000 shares of existing shareholders, at an offering price of $16.50 per share, with net proceeds to the Company of $75.4 million.
      On April 30, 2004, the Company repurchased 74 shares of common stock from original investors for $355. The stock was retired, and the amount in excess of par value was charged to additional paid-in capital.
      On March 12, 2004, the Company raised $2,000 by issuing 412 shares of common stock at a price of $4.86 per share. This share subscription was offered to all of the Company’s shareholders on a pro rata basis based upon their ownership interest. The Company also issued 61 shares of common stock with certain restrictions as executive compensation in July of 2005.
      The Company received income tax benefits related to the exercise of nonqualified stock options as part of the transaction described above. The Company is entitled to a deduction for income tax purposes of the amount that employees report as ordinary income on these non-qualified stock options. The tax benefit relating to this tax deduction for the years ending December 31, 2005 and 2004 was $1,923 and $646, respectively, and is included in additional paid-in capital for the period of the tax reduction.

Preferred Stock
      At December 31, 2005, 2004, and 2003, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. At December 31, 2004, and 2003, the Company had 18,196, and 13,948 shares, respectively, of convertible preferred stock issued and outstanding. No preferred shares were issued and outstanding as of December 31, 2005.
      On January 15, 2004, the Company issued 18,196 shares of a new Series A of convertible preferred stock in exchange for net proceeds of $88,390. The Company incurred $2,491 in costs in connection with this transaction. In conjunction with this transaction, the previously outstanding preferred stock was converted into common stock on a one for one basis. The existing stockholders of the common stock, including employees with nonqualified stock options in January 2004, sold 18,196 shares of common stock back to the Company for an aggregate amount of $88,390. On January 26, 2005, in connection with initial

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
public offering of the Company, all shares of this Series A preferred stock issue were converted into shares of common stock on a one for one basis in connection with the initial public offering.
      On October 28, 2003, the Company repurchased 500 shares of the original Series A Convertible Preferred Stock owned by Legent, its clearing broker, for $2,000. The stock was retired, and the amount in excess of par value was charged to additional paid-in capital.

Dividends
      The Company has declared and paid dividends totaling $40,938, $7,014 and $9,455 during the years ended December 31, 2005, 2004, and 2003, respectively, to all preferred and common stockholders of record.
      Dividends per share for each class of shares were as follows:

	2005		2004		2003

Common stock:
March 31	$0.60	*	$0.00		$0.02
June 30	0.04		0.13	**	0.05
September 30	0.04		0.00		0.07
December 31	0.04		0.00		0.03
Convertible preferred stock:
March 31	$0.60	*	$0.00		$0.02
June 30	0.00		0.00		0.05
September 30	0.00		0.00		0.07
December 31	0.00		0.00		0.03

*	Dividend paid to all stockholders of record immediately prior to the Company’s initial public offering.

**	Dividend paid to all stockholders of record immediately prior to the issuance of the new series of convertible preferred stock on January 15, 2004.

11.	Employee Benefit Plan
      optionsXpress, Inc. maintains a 401(k) savings plan covering all eligible employees of optionsXpress, Inc. and brokersXpress, LLC. Discretionary contributions may be made to the plan although no such contributions have been made to the plan for the years ended December 31, 2005, 2004, and 2003.

12.	Employee Stock Purchase Plan
      During 2005, the Company implemented a stock purchase plan that offers its employees the opportunity to purchase the Company’s stock at a five percent discount. In general, participants may elect to have a certain amount withheld through payroll over a six-month period. At the end of each six-month period, the employee’s withholding is used to purchase the Company’s stock for the employee at a five percent discount from the closing price on the last day of the period.

13.	Equity Incentive Plan
      During 2005, the Company replaced the 2001 Equity Incentive Plan with the 2005 Equity Incentive Plan (the Plan). Under the terms of the Plan, management may, at its discretion, grant eligible employees, directors, independent contractors, or consultants of the Company and its subsidiaries restricted stock or options to purchase up to 1,250 shares of the Company’s common stock. The vesting schedule for

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
each option grant is set at the discretion of management. During 2005, all newly issued grants had vesting schedules of either three years or five years. In general, either one-third or one-fifth of the options become exercisable on the first anniversary date following the grant. The remaining two-thirds or four-fifths become exercisable over the remaining two or four years.
      All options expire ten years after the date of the grant. The following table summarizes the activities of the Plan for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Options	Price	Options	Price	Options	Price

Outstanding, January 1	1,276	$4.10	1,951	$0.69	2,156	$0.25
Granted to employees	145	16.07	371	11.91	735	1.38
Exercised by employees	609	1.52	986	0.38	764	0.21
Forfeited by employees	26	4.90	60	2.60	176	0.20

Outstanding, December 31	786	8.25	1,276	4.10	1,951	0.69

Exercisable, December 31	361	4.95	393	0.84	538	0.25
Available for future grant, December 31	1,105	—	1,940	—	1,035	—
Weighted-average remaining life (years)	8.1	—	8.4	—	8.6	—
      The following table summarizes the options outstanding and exercisable at December 31, 2005:

		Options Outstanding

Range of					Weighted-
Exercise Prices			Remaining	Number of	Average
			Contractual	Options	Exercise
Low	High	Number	Life	Exercisable	Price

$0.17	$0.33	103	6.36	103	0.30
0.96	0.96	193	7.35	110	0.96
3.33	10.73	214	8.30	97	8.58
14.34	16.00	218	8.91	51	15.63
16.50	18.98	58	9.35	—	17.51

		786		361

      SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma disclosures for the effect on net income as if the fair market value based method of accounting provided for under SFAS No. 123 has been adopted. Such disclosures are determined through the use of an option-pricing model and are included in Note 2.
      Based on management’s estimate, the fair market value of options granted at the date of grant during the years ended December 31, 2005, 2004, and 2003 was $854, $1,022, and $284, respectively. The fair market value of each option grant was estimated on the date of the grant using the Black-Scholes option-

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
pricing model. The model takes into account the stock price and exercise price at the grant date and the following assumptions at December 31:

	2005	2004	2003

Risk-free interest rate	4.35%	3.65%	3.27%
Expected volatility	42%	30%	37%
Annual dividend yield	1%	3%	3%
Expected life	5 years	5 years	5 years
      The risk-free interest rate assumption is based on the rate available on zero-coupon U.S. government issues with a remaining term similar to the expected life of the options. The expected volatility assumption is estimated at 100% for 2003, in recognition of the Company’s rapid growth, and estimated at a reduced 30% in 2004, and 42% in 2005.

14.	Credit Risk
      Amounts receivable from the clearing brokers are principally for commissions charged to customers and represent a concentration of credit risk. The Company does not anticipate non-performance by its clearing brokers. In addition, the Company has a policy of reviewing, as considered necessary, the creditworthiness of its clearing brokers with which it conducts business. The Company maintains its cash balances at various financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100 per depositor, per institution. Uninsured balances were $9,623 and $2,319 at December 31, 2005 and 2004, respectively. Management believes that the Company is not exposed to any significant credit risk on these cash balances.

15.	Regulatory Requirements
      optionsXpress, Inc. and brokersXpress LLC are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. Under this Rule, optionsXpress Inc. is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $250, whichever is greater, as these terms are defined. brokersXpress LLC is required to maintain net capital of 6 2/3 % of “aggregate indebtedness” or $50, whichever is greater. Net capital and aggregate indebtedness change from day to day.
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
      Below is a summary of the capital requirements for optionsXpress, Inc. and brokersXpress LLC:

	Year Ended December 31, 2005

			Excess	Ratio of Aggregate
	Required	Net	Net	Indebtedness to
	Net Capital	Capital	Capital	Net Capital

optionsXpress, Inc	$592	$5,480	$4,888	1.62 to 1
brokersXpress LLC	50	1,000	950	0.58 to 1

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2004

			Excess	Ratio of Aggregate
	Required	Net	Net	Indebtedness to
	Net Capital	Capital	Capital	Net Capital

optionsXpress, Inc.	$396	$23,454	$23,058	0.25 to 1
brokersXpress LLC	50	269	219	0.55 to 1
      The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals. In addition, the Company is required under the Commodity Exchange Act to segregate all balances due to customers trading in regulated futures contracts. At December 31, 2005, segregation requirements were $369 and segregated assets were $585.

16.	Income Taxes
      The components of income tax expense were:

	Years Ended December 31

	2005	2004	2003

Current:
Federal	$25,421	$16,727	$8,723
State	5,896	3,819	1,919

	31,317	20,546	10,642
Deferred:
Federal	149	382	180
State	46	87	40

	195	469	220

Total income tax expense	$31,512	$21,015	$10,862

      The effective tax rate differs from the statutory federal income tax rate principally due to state income taxes.
      A reconciliation of the statutory federal income tax rate to the effective tax rate applicable to pre-tax income was as follows:

	Years Ended December 31

	2005	2004	2003

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	4.8	4.8	4.7
Other	(0.5)	0.4	0.2

	39.3%	40.2%	39.9%

      Net deferred tax liabilities were $1,109 and $914 at December 31, 2005 and 2004, respectively. The net deferred income tax liability is primarily attributable to the difference between the book and tax depreciation, and the book and tax treatment of software developed for internal use.

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

17.	Earnings Per Share
      The computations of basic and diluted EPS were as follows:

	Years Ended December 31

	2005	2004	2003

Reported net income	$48,741	$31,210	$16,356
Less income allocable to preferred stock	1,028	10,052	4,275

Adjusted net income applicable to common stockholders	$47,713	$21,158	$12,081

Weighted-average number of common shares outstanding — basic	60,136	37,956	40,583
Effect of dilutive securities	1,919	19,308	16,200

Weighted-average number of common shares outstanding — diluted	62,055	57,264	56,783

Basic EPS	$0.79	$0.56	0.30
Diluted EPS	0.79	0.55	0.29

18.	Related Party Transactions
      As discussed in Note 3, the Company accounts for its 41% investment in oX Australia using the equity method. The Company has a technology, execution and clearing services agreement with oX Australia. For the year ended December 31, 2005, the Company passed through commissions to oX Australia of $1,867, of which $127 was payable to oX Australia at December 31, 2005. The commissions are not reflected in revenues on the statement of operations. The Company also recognized fees of $1,435 relating to the execution and clearing agreement, which are included in commissions.
      The payment for order flow which the Company receives includes funds allocated to the Company through the exchanges various liquidity providers. One of the liquidity providers that routed funds to the Company through the CBOE is G-Bar Limited Partnership (G-Bar), a shareholder of the Company. James Gray, the Chairman of the Board of Directors of the Company, is the President of G-Bar. For 2005, G-Bar allocated $61 in funds for payment to the Company through the CBOE.
      The Chief Executive Officer, David Kalt, owns less than a 1% interest in Precision Prospects, Inc. The Company made commission payments to Precision Prospects, Inc. totaling $94 for marketing related services during 2005.
      The Company leases one of its El Paso, Texas offices from the wife of Ned Bennett, the Company’s Chief Operating Officer. This office is leased on a month-to-month basis. The Company paid $8 for this lease in 2005.

19.	Subsequent Events
      In January 2006, optionsXpress Singapore Pte Ltd. (OXSG) received a Capital Market Services License from the Monetary Authority of Singapore which permits OXSG to deal in securities, securities financing and provide custodial services for securities in Singapore.

optionsXpress Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)

20.	Quarterly Financial Information (Unaudited)
      The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004.

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$26,866	$28,581	$33,611	$39,925	$128,983
Income before income taxes	16,242	17,501	20,902	25,608	80,253
Net income	9,804	10,656	12,651	15,630	48,741
Basic earnings per share	0.16	0.17	0.20	0.25	0.79
Diluted earnings per share	0.16	0.17	0.20	0.25	0.79

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$23,803	$23,986	$19,717	$25,563	$93,069
Net income before income taxes	15,236	14,042	8,451	14,496	52,225
Net income	9,178	8,457	4,921	8,654	31,210
Basic earnings per share	0.17	0.15	0.09	0.15	0.56
Diluted earnings per share	0.16	0.15	0.09	0.15	0.55

Schedule I — Condensed Financial Information of the Registrant.
optionsXpress Holdings, Inc.
(Parent Company)
Statement of Operations

		For the
	For the	Period from
	Year Ended	July 31, 2004 to
	December 31,	December 31,
	2005	2004

	(In thousands)
Revenues
Interest income	$1,955	$2
Dividend income from subsidiary	66,000	1,000

	67,955	1,002

Expenses
Stock based compensation	—	654
Other	1,980	154

Total expenses	1,980	808

Income before income taxes	65,975	194
Income tax benefit	308	399

Income before equity distributed in excess of net income from subsidiaries	66,283	593
Equity distributed in excess of net income from subsidiaries	(17,542)	10,804

Net income	$48,741	$11,397

optionsXpress Holdings, Inc.
(Parent Company)
Statement of Financial Condition

	At	At
	December 31,	December 31,
	2005	2004

	(In thousands)
ASSETS
Cash	$488	$199
Short-term investments	95,275	—
Current income taxes receivable	2,937	421
Due from subsidiary	3,132	57
Deferred initial public offering costs	—	1,426
Other assets	715	—
Investment in subsidiaries	16,535	32,267

Total assets	$119,082	$34,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$473	$536
Due to subsidiary	—	806
Deferred income tax payable	90	22

Total liabilities	563	1,364
Total stockholders’ equity	118,519	33,006

Total liabilities and stockholders’ equity	$119,082	$34,370

optionsXpress Holdings, Inc.
(Parent Company)
Statement of Cash Flows

		For the
	For the	Period from
	Year Ended	July 31, 2004 to
	December 31,	December 31,
	2005	2004

	(In thousands)
Operating activities
Net income	$48,741	$11,397
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings from operations of subsidiaries	17,542	(10,804)
Deferred income tax payable	68	22
Tax benefit	1,923	—
Stock options expensed	24	—
Stock based compensation	—	654
Changes in operating assets and liabilities:
(Increase) decrease in:
Current income taxes receivable	(2,516)	(421)
Due from subsidiary	(3,075)	(57)
Deferred initial public offering costs	1,426	(1,426)
Other assets	(715)	—
Increase (decrease) in:
Accounts payable and accrued liabilities	(63)	536
Due to subsidiary	(806)	353

Net cash provided by operating activities	62,549	254
Investing activities
Purchases of short-term investments	(240,464)	—
Proceeds from short-term investments	145,165	—
Equity investment in subsidiary	(1,801)	(200)

Net cash used in investing activities	(97,100)	(200)
Financing activities
Exercise of employee stock options	924	145
Purchases through employee stock purchase plans	14	—
Dividends paid	(40,938)	—
Redemption of common stock	76,725	—
Exercise of stock options	(1,885)	—

Net cash provided by financing activities	34,840	145
Net increase in cash	289	199
Cash, beginning of period	199	—

Cash, end of period	$488	$199

Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation	$9	$2
Non-cash unrealized loss on short-term investments	(24)	—
Non-cash investment in subsidiary	—	453

Notes to Condensed Financial Statements (in thousands)
      Effective July 31, 2004, the consolidated financial statements include the accounts of optionsXpress Holdings, Inc., optionsXpress, Inc., brokersXpress LLC and its other subsidiaries. Prior to July 31, 2004, the consolidated financial statements included the accounts of optionsXpress, Inc., bX Holdings LLC and brokersXpress LLC. optionsXpress Holdings, Inc., the registrant, has no long-term liabilities, material contingencies or guarantees.
      Cash dividends paid to the Company from optionsXpress, Inc. amounted to $66,000 for the year ended December 31, 2005 and $1,000 for the period from July 31, 2004 to December 31, 2004.

S-4