Form 10-Q
period 2006-03-31
optionsXpress Holdings, Inc.
filed 2006-05-15
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from       to
Commission file number: 0-49992
optionsXpress Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1444525
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
39 S. LaSalle, Suite 220, Chicago, Illinois
60603
(Address of principal executive offices)
(Zip Code)
(312) 630-3300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2006, there were 62,289,812 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Financial Condition
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
Item 4. — Controls and Procedures
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Item 6. — Exhibits
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32.1 Section 906 Certification of the CEO and the CFO
Signatures
Section 302 Certification of the CEO
Section 302 Certification of CFO
Section 906 Certification of CEO and CFO
Section 302 Certification
Section 302 Certification
Section 906 Certification

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$27,800	$10,258
Cash segregated in compliance with federal regulations	1,270	585
Short-term investments	95,744	95,275
Receivable from brokers	14,601	11,765
Security deposits	550	547
Fixed assets, net of accumulated depreciation and amortization	5,078	4,088
Other assets	6,056	3,655
Investment in optionsXpress Australia Pty Limited	497	396

Total assets	$151,596	$126,569

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$5,917	$6,570
Payables to customers	963	369
Current income taxes payable	8,749	2
Net deferred income tax liabilities	1,459	1,109

Total liabilities	17,088	8,050

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized; March 31, 2006 – 62,287 shares issued and outstanding, December 31, 2005 – 62,101 shares issued and outstanding	6	6
Additional paid-in capital	91,232	90,176
Accumulated other comprehensive loss	(12)	(13)
Retained earnings	43,282	28,350

Total stockholders’ equity	134,508	118,519

Total liabilities and stockholders’ equity	$151,596	$126,569

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months Ended
	March 31,
	2006	2005
Revenues:
Commissions	$32,087	$19,509
Other brokerage-related revenue	8,964	5,161
Interest income	5,228	2,137
Other income	159	59

Total revenues	46,438	26,866

Expenses:
Brokerage, clearing and other related expenses	5,727	3,646
Compensation and benefits	4,807	2,825
Advertising	1,876	1,347
Quotation services	1,299	1,074
Depreciation and amortization	720	522
Technology and telecommunication	713	490
Other	1,693	720

Total expenses	16,835	10,624

Income before income taxes	29,603	16,242
Income taxes	11,558	6,438

Net income	$18,045	$9,804

Earnings per common share:
Basic	$0.29	$0.16
Diluted	$0.29	$0.16

Weighted-average number of common shares:
Basic	62,213	54,614
Diluted	62,600	60,736
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Operating activities
Net income	$18,045	$9,804
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	720	522
Stock based compensation	210	—
Net deferred income taxes	350	(50)
Gain on investment in optionsXpress Australia Pty Limited	(101)	(51)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(685)	—
Receivable from brokers	(2,836)	(739)
Security deposits	(3)	(1)
Other assets	(1,397)	809
Increase (decrease) in:
Accounts payable and accrued liabilities	(653)	(95)
Payables to customers	594	—
Current income taxes payable	8,747	4,482

Net cash provided by operating activities	22,991	14,681

Investing activities
Loans to affiliates and non-affiliates	(1,000)	(98)
Purchases of short-term investments	(12,579)	(50,119)
Proceeds from sale and maturities of short-term investments	12,107	—
Purchases and development of computer software	(572)	(304)
Purchases of fixed assets	(1,138)	(334)

Net cash used in investing activities	(3,182)	(50,855)

Financing activities
Exercise of stock options	426	282
Excess tax benefit for stock based compensation	421	—
Dividends paid	(3,114)	(33,500)
Proceeds from initial public offering	—	76,725
Direct costs of capital raised	—	(1,718)

Net cash (used in) provided by financing activities	(2,267)	41,789

Net increase in cash and cash equivalents	17,542	5,615
Cash and cash equivalents, beginning of period	10,258	24,759

Cash and cash equivalents, end of period	$27,800	$30,374

Supplemental cash flow information:
Income taxes paid	$2,041	$1,900
Interest paid	3	5

Supplemental disclosure of non-cash activity:
Non-cash unrealized loss on short-term investments	$5	$—
Non-cash foreign currency translation	(3)	(1)
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
Nature of Operations
The Company provides internet-based options and stock brokerage services to retail customers located throughout the United States and certain foreign countries. The Company clears all customer transactions through clearing brokers on a fully disclosed basis. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with one of its clearing brokers. optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD) and the Chicago Board Options Exchange (CBOE), the International Securities Exchange, the Boston Options Exchange, the Philadelphia Stock Exchange, and the Archipelago Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD. In addition, optionsXpress, Inc. and brokersXpress LLC are registered with the Commodities Futures Trading Commission (CFTC) and are members of the National Futures Association (NFA). optionsXpress Canada Corp. is registered with the Investment Dealers Association (IDA). optionsXpress Singapore Pte. Ltd. became registered with the Monetary Authority of Singapore (MAS) in January 2006.
2. Summary of Significant Accounting Policies
Except as described in the following paragraph, there have been no changes in the significant accounting policies from those included in the Company’s most recent Annual Report filed on Form 10-K.
Stock-based employee compensation
Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) using a modified version of the prospective transition method. Under the prospective transition method, the Company is required to recognize compensation cost, after the effective date, for the portion of all previously granted awards that were not vested, and the vested portion of all new stock option grants and restricted stock. The compensation cost is based upon the original grant-date fair market value of the grant. The Company recognizes expense relating to stock-based compensation on an accelerated basis. As a result, expense associated with each vesting date within a grant is recognized over the period of time that each portion of that grant vests. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense.
Fixed Assets
Fixed assets consist of furniture, equipment, leasehold improvements, and computer software. Historically the Company has depreciated all equipment on a straight-line basis over three years. Effective January 1, 2006, the Company will depreciate all newly acquired equipment on a straight-line basis over a period between three and five years based on the expected life of the equipment purchased. The determination to extend the depreciation period for some equipment was made based on the Company beginning to purchase certain enterprise-level equipment which is expected to have a longer useful life than previous equipment purchased by the Company.
3. Stock-Based Compensation
The Company maintains three stock compensation plans, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005

Employee Stock Purchase Plan. All of the options outstanding pursuant to the stock compensation plans at March 31, 2006 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock based compensation for the three months ended March 31, 2006 was $210. As of March 31, 2006, the total compensation cost related to stock options and restricted stock not vested was estimated to be $4,023. This compensation cost is expected to be recognized over a weighted average period of 3 years and 5 months. As of March 31, 2006, the aggregate intrinsic value of the total outstanding stock options was $11,195, and the aggregate intrinsic value of the total exercisable stock options was $5,754.
The Company’s calculations were made using the Black-Scholes option-pricing model taking into account the stock price and exercise price and the following assumptions applied to grants made in the following periods:

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	1%	3%
Expected volatility	44%	30%
Risk-free interest rate	4.69%	4.18%
Expected life of option (in months)	90	60
The March 31, 2005 expected volatility percentage is based on the implied volatility of other publicly traded companies in our industry during that period. The March 31, 2006 expected volatility percentage is based on the implied volatility of the Company’s stock. The risk free interest rate assumptions are based on the yields of U.S. Treasury note with maturities equal to the expected life of the option. The expected option life is the average number of years that the Company estimates that options will be outstanding, based primarily on historical employee option exercise behavior.
Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for periods prior to the adoption of SFAS No. 123R. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

Three months ended
March 31, 2005
Net income, as reported	$9,804
Deduct – Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	78

Pro forma net income	9,726
Less income allocable to preferred stock	854

Pro forma net income applicable to common stockholders	$8,872

Income per share:
Basic, as reported	$0.16
Basic, pro forma	0.16
Diluted, as reported	0.16
Diluted, pro forma	0.16
4. Guarantees
Under the terms of the Company’s securities clearing agreements with its clearing brokers, the Company introduces its customers’ securities accounts to the clearing brokers who clear and carry all customer account activity. As such, the Company is required to guarantee the performance of its customers in meeting their contractual obligations. The Company has agreed to indemnify the clearing brokers for losses that they may sustain for the customer accounts introduced by the Company.
In accordance with applicable margin lending practices and in conjunction with the clearing brokers, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary. As of March 31, 2006, the Company had $121,758 in credit extended to its customers through its clearing brokers. The Company is also exposed to risk from the leverage extended to its customers and specifically from short sale transactions by its customers. The amount of this risk is not quantifiable since the risk would be dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. The margin and leverage requirements that the Company imposes on its customer accounts meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. The Company believes that it is unlikely that it will have to make any significant payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.
The Company guaranteed a SG$7.5 million (approximately US$4.6 million as of March 31, 2006) letter of credit issued to the Monetary Authority of Singapore in connection with becoming registered as a broker in Singapore.
5. Capitalization

Common Stock
At March 31, 2006, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 62,287 shares were issued and outstanding.
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
Preferred Stock
At March 31, 2006, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. At March 31, 2006, the Company had 0 shares of convertible preferred stock issued and outstanding.
      On January 15, 2004, the Company issued 18,196 shares of a new Series A of convertible preferred stock in exchange for net proceeds of $88,390. The Company incurred $2,491 in costs in connection with this transaction. In conjunction with this transaction, the previously outstanding preferred stock was converted into common stock on a one for one basis. The existing stockholders of the common stock, including employees with nonqualified stock options in January 2004, sold 18,196 shares of common stock back to the Company for an aggregate amount of $88,390. On January 26, 2005, in connection with initial public offering of the Company, all shares of this Series A preferred stock issue were converted into shares of common stock on a one for one basis in connection with the initial public offering.
Dividends
On March 6, 2006, the Company declared a cash dividend of $0.05 per share to stockholders of record on March 17, 2006, payable on March 30, 2006.
On January 26, 2005, the Company declared a common stock dividend of 606 shares. The condensed consolidated financial statements reflect the retroactive effect of the stock dividend and appropriate restatement of the capital accounts. On January 25, 2005, the Company declared a dividend of $33,500, payable pro-rata to the holders of record of common stock and Series A preferred stock of the Company as of that date.
6. Regulatory Requirements
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
Below is a summary of the net capital requirements for optionsXpress, Inc. and brokersXpress LLC:

	March 31, 2006
			Excess	Ratio of Aggregate
	Required	Net	Net	Indebtedness
	Net Capital	Capital	Capital	to Net Capital
optionsXpress, Inc.	$666	$10,825	$10,159	0.92 to 1
brokersXpress LLC	50	1,479	1,429	0.48 to 1

	March 31, 2005
			Excess	Ratio of Aggregate
	Required	Net	Net	Indebtedness
	Net Capital	Capital	Capital	to Net Capital
optionsXpress, Inc.	$270	$4,730	$4,460	0.85 to 1
brokersXpress LLC	50	393	343	0.63 to 1
The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals. In addition, the Company is required under the Commodity Exchange Act to segregate all balances due to customers trading in regulated futures contracts. At March 31, 2006, segregation requirements were $963 and segregated assets were $1,270.
7. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended
	March 31,
	2006	2005
Reported net income	$18,045	$9,804
Less net income allocable to preferred stock	—	861

Adjusted net income applicable to common stockholders	$18,045	$8,943

Weighted-average number of common shares outstanding – basic	62,213	54,614
Effect of dilutive securities	387	6,122

Weighted-average number of common shares outstanding – diluted	62,600	60,736

Basic EPS	$0.29	$0.16
Diluted EPS	$0.29	$0.16
Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Important factors that may cause such differences include, but are not limited to: risks related to general economic conditions, regulatory developments, the competitive landscape, the volume of securities trading generally or by our customers specifically, competition, systems failures and capacity constraints and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.
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
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended
	March 31,
	2006	2005
Results of Operations
Total revenues (in thousands)	$46,438	$26,866
Brokerage, clearing, and other related expenses	12.3%	13.6%
Compensation and benefits	10.4	10.5
Advertising	4.0	5.0
Quotation services	2.8	4.0
Depreciation and amortization	1.6	1.9
Technology and telecommunication	1.5	1.8
Other	3.6	2.7
Income before income taxes	63.8	60.5
Income taxes	24.9	24.0
Net income	38.9	36.5
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended
	March 31,
	2006	2005
Statistical Data
Number of customer accounts (1)	178,700	116,600
Daily average revenue trades (“DARTs”) (2)	29,400	16,500
Customer trades per account (3)	43	37
Average commission per trade	$17.59	$19.38
Option trades as a % of total trades	74%	75%
Advertising expense per new customer account (4)	$111	$86
Total client assets (000s)	$3,994,714	$2,172,413
Client margin balances (000s)	$121,758	$90,170

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on net new customer accounts opened during the period.
Three Months Ended March 31, 2006 versus March 31, 2005
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 62,100 to 178,700, or 53%;

•	total trades increased by 818,400 to 1,824,400, or 81%; and

•	average commission per trade decreased by $1.79 to $17.59, or 9%.
Total revenues

Total revenues increased $19.5 million, or 72.9%, for the quarter ended March 31, 2006 to $46.4 million compared to $26.9 million for the quarter ended March 31, 2005. The increase in total revenues consisted primarily of an increase in commissions for the quarter ended March 31, 2006 of $12.6 million, or 64.5%, to $32.1 million compared to $19.5 million for the quarter ended March 31, 2005, an increase in payment for order flow of $3.8 million, or 73.7%, to $9.0 million for the quarter ended March 31, 2006 compared to $5.2 million for the quarter ended March 31, 2005, and an increase in interest income of $3.1 million, or 144.6%, to $5.2 million for the quarter ended March 31, 2006 compared to $2.1 million for the quarter ended March 31, 2005. The increases in commission and payment for order flow were primarily the result of the rise in the number of trades processed, partially offset by a decrease in the average commission per trade. The increase in the number of trades processed was a result of an increase in overall market activity as well as the continued growth in the number of customer accounts. The increase in interest income was a result of an increase in customer cash balances and margin balances, an increase in the average net interest rate earned on those customer cash balances and margin balances, and interest earned on the investment of the proceeds from our initial public offering.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $2.1 million, or 57.1%, to $5.7 million for the quarter ended March 31, 2006 from $3.6 million for the quarter ended March 31, 2005. Increased brokerage expenses were primarily due to variable clearing charges associated with the 81% increase in trades.
Compensation and benefits
Compensation and benefits expenses increased $2.0 million, or 70.2%, to $4.8 million for the quarter ended March 31, 2006 from $2.8 million for the quarter ended March 31, 2005. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 135 to 170 to service the growth in our accounts and trades, to develop the infrastructure to operate as a public company, as well as a higher bonus accrual as a percentage of base salaries as a result of the Company’s strong first quarter 2006 results.
Advertising
Advertising expenses increased $0.6 million, or 39.3%, to $1.9 million for the quarter ended March 31, 2006 from $1.3 million for the quarter ended March 31, 2005. Adverting expenses per net new customer account was $111 for the quarter ended March 31, 2006 compared to $86 for the quarter ended March 31, 2005.
Quotation services
Quotation services expenses increased $0.2 million, or 20.9%, to $1.3 million for the quarter ended March 31, 2006 from $1.1 million for the quarter ended March 31, 2005. Increased quotation services expenses were primarily due to a 53% increase in customer accounts, which was partially offset by a reduction in per user fees paid to third-party vendors.
Depreciation and amortization
Depreciation and amortization expenses increased $0.2 million, or 37.9%, to $0.7 million for the quarter ended March 31, 2006 from $0.5 million for the quarter ended March 31, 2005. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.2 million, or 45.5%, to $0.7 million for the quarter ended March 31, 2006 from $0.5 million for the quarter ended March 31, 2005. Increased technology and telecommunication expenses were primarily due to added telecommunications and data costs required to support the increase in trades and customer accounts.
Other
Other expenses increased $1.0 million, or 135.1%, to $1.7 million for the quarter ended March 31, 2006 from $0.7 million for the quarter ended March 31, 2005. Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of the business and additional fees associated with being a publicly-traded company.
Income taxes
Income taxes increased $5.2 million, or 79.5%, to $11.6 million for the quarter ended March 31, 2006 from $6.4 million for the quarter ended March 31, 2005. Increased income taxes were primarily due to the 82.3% increase in income before income taxes. As a percentage of pre-tax income, income taxes decreased slightly to 39.0% in the first quarter of 2006 from 39.6% in the first quarter of 2005.

Net income
As a result of the foregoing, we reported $18.0 million in net income for the quarter ended March 31, 2006, compared to $9.8 million in net income for the quarter ended March 31, 2005, an increase of $8.2 million, or 84.1%.
Liquidity and Capital Resources
We have historically financed our operating liquidity and capital needs primarily through the use of funds generated from operations and the issuance of common stock. We plan to finance our future operating liquidity and regulatory capital needs from our earnings. Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or unsecured lines of credit from time to time.
As a holding company, we access the earnings of our operating subsidiaries through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of the SEC, NASD and CFTC relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company. As of March 31, 2006, optionsXpress, Inc. had $1.3 million of cash segregated in compliance with the Commodity Exchange Act. In connection with our plan to begin self-clearing securities trades in 2006, we will be required to make security deposits with clearing corporations. We believe we currently have sufficient capital to satisfy these requirements.
Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. Under this Rule 15c3-1, optionsXpress, Inc. is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $0.25 million, whichever is greater. Our other broker-dealer subsidiary, brokersXpress LLC, is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $50,000 whichever is greater. Net capital and aggregate indebtedness change from day to day, but at March 31, 2006, optionsXpress, Inc. had net capital of approximately $10.8 million and net capital requirements of $0.7 million. The ratio of aggregate indebtedness to net capital at March 31, 2006 was 0.92 to 1. At March 31, 2006, brokersXpress LLC had net capital of approximately $1.5 million and applicable net capital requirements of $0.05 million. The ratio of aggregate indebtedness to net capital at December 31, 2005 was 0.48 to 1.
optionsXpress, Inc. and brokersXpress, LLC also are subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1; $250,000 ($500,000 effective July 31, 2006); or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. brokersXpress, LLC, as an introducing broker, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1 or $30,000 ($45,000 effective July 31, 2006).
Cash Flow
Cash provided by operating activities was $22.8 million for the three months ended March 31, 2006, compared to $14.7 million for the three months ended March 31, 2005. The primary reason for the increase in cash provided by operating activities was the $18.0 million in net income for the quarter.
Cash used in investing activities was $3.2 million for the three months ended March 31, 2006, compared to cash used in investing activities of $50.9 million for the three months ended March 31, 2005. The primary reason for the decrease in cash used in investing activities was due to a portion of the initial public offering proceeds used to purchase short-term investments during the three months ended March 31, 2005.
Cash used in financing activities was $2.1 million for the three months ended March 31, 2006, compared to cash provided by financing activities of $41.8 million for the three months ended March 31, 2005. The primary reason for the decrease in cash provided by financing activities was due to the net proceeds received from our initial public offering partially offset by cash dividends of $33.5 million being paid for the three months ended March 31, 2005.
Capital Expenditures
Capital expenditures were $1.7 million for the quarter ended March 31, 2006, compared to $0.6 million for the quarter ended March 31, 2005. Capital expenditures for the periods ended March 31, 2006 and 2005 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.

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
Through an arrangement with our clearing firms, we extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2006, we had $121.8 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Dated: May 15, 2006	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ David S. Kalt

David S. Kalt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David A. Fisher

Chief Financial Officer (Principal Financial and Accounting Officer)