Form 10-Q
period 2006-06-30
optionsXpress Holdings, Inc.
filed 2006-08-14
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2006 there were 62,351,177 outstanding shares of the registrant’s Common Stock.

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
Section 302 Certification
Section 906 Certification

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$15,709	$10,258
Cash segregated in compliance with federal regulations	2,421	585
Short-term investments	116,664	95,275
Receivables from brokers	12,327	11,765
Security deposits	570	547
Fixed assets, net of accumulated depreciation and amortization	6,017	4,088
Other assets	6,091	3,655
Investment in optionsXpress Australia Pty Limited	549	396

Total assets	$160,348	$126,569

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$7,641	$6,570
Payables to customers	1,803	369
Current income taxes payable	—	2
Net deferred income tax liabilities	922	1,109

Total liabilities	10,366	8,050

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized; June 30, 2006 – 62,342 shares issued and outstanding, December 31, 2005 – 62,101 shares issued and outstanding	6	6
Additional paid-in capital	91,834	90,176
Accumulated other comprehensive loss	(21)	(13)
Retained earnings	58,163	28,350

Total stockholders’ equity	149,982	118,519

Total liabilities and stockholders’ equity	$160,348	$126,569

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Commissions	$32,365	$20,573	$64,452	$40,082
Other brokerage-related revenue	8,430	5,368	17,394	10,529
Interest income	6,420	2,582	11,648	4,719
Other income	96	58	255	117

Total revenues	47,311	28,581	93,749	55,447

Expenses:
Brokerage, clearing and other related expenses	5,900	3,232	11,627	6,878
Compensation and benefits	5,083	3,260	9,890	6,085
Advertising	1,676	1,424	3,552	2,771
Quotation services	1,461	939	2,760	2,013
Depreciation and amortization	805	565	1,525	1,087
Technology and telecommunication	713	539	1,426	1,029
Other	2,199	1,121	3,892	1,841

Total expenses	17,837	11,080	34,672	21,704

Income before income taxes	29,474	17,501	59,077	33,743
Income taxes	11,476	6,845	23,034	13,283

Net income	$17,998	$10,656	$36,043	$20,460

Earnings per common share:
Basic	$0.29	$0.17	$0.58	$0.34
Diluted	$0.29	$0.17	$0.58	$0.33

Weighted-average number of common shares:
Basic	62,319	61,845	62,266	58,269
Diluted	62,611	62,474	62,606	61,623
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Six Months Ended
	June 30, 2006	June 30, 2005
Operating activities
Net income	$36,043	$20,460
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,525	1,087
Stock-based compensation	567	1
Net deferred income taxes	(187)	(163)
Gain on investment in optionsXpress Australia Pty Limited	(208)	(95)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(1,836)	—
Receivable from brokers	(562)	(1,079)
Security deposits	(23)	—
Other assets	(346)	834
Increase (decrease) in:
Accounts payable and accrued liabilities	1,071	36
Payables to customers	1,434	—
Current income taxes payable	(1,086)	(1,356)

Net cash provided by operating activities	36,392	19,725

Investing activities
Loans to affiliates and non-affiliates	(972)	(98)
Purchases of short-term investments	(34,950)	(124,828)
Proceeds from sales and maturities of short-term investments	13,573	114,195
Purchases and development of computer software	(1,244)	(689)
Purchases of fixed assets	(2,210)	(662)

Net cash used in investing activities	(25,803)	(12,082)

Financing activities
Exercise of stock options	568	471
Purchases through employee stock purchase plan	14	—
Excess tax benefit for stock-based compensation	511	—
Dividends paid	(6,231)	(33,500)
Proceeds from initial public offering	—	76,725
Direct costs of capital raised	—	(1,885)

Net cash (used in) provided by financing activities	(5,138)	41,811

Net increase in cash and cash equivalents	5,451	49,454
Cash and cash equivalents, beginning of period	10,258	24,759

Cash and cash equivalents, end of period	$15,709	$74,213

Supplemental cash flow information:
Income taxes paid	$23,784	$14,767
Interest paid	6	9
Supplemental disclosure of non-cash activity:
Non-cash unrealized gain (loss) on short-term investments	$12	$(7)
Non-cash foreign currency translation	(21)	(5)
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
Nature of Operations
The Company provides internet-based options, stock and futures brokerage services to retail customers located throughout the United States and certain foreign countries. The Company clears all customer securities transactions through clearing brokers on a fully disclosed basis. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with one of its clearing brokers. optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers, Inc. (NASD) and various exchanges including the Chicago Board Options Exchange (CBOE), the International Securities Exchange, the Boston Options Exchange and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD. In addition, optionsXpress, Inc. and brokersXpress LLC are registered with the Commodities Futures Trading Commission (CFTC) and are members of the National Futures Association (NFA). optionsXpress Canada Corp. is registered with the Investment Dealers Association (IDA). optionsXpress Singapore Pte. Ltd. is registered with the Monetary Authority of Singapore (MAS).
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
Fixed Assets
Fixed assets consist of furniture, equipment, leasehold improvements, and computer software. Historically the Company has depreciated all equipment on a straight-line basis over three years. Effective January 1, 2006, the Company will depreciate all newly acquired equipment on a straight-line basis over a period between three and five years based on the expected life of the equipment purchased. The determination to extend the depreciation period for some equipment was made based on the Company beginning to purchase certain enterprise-level equipment that is expected to have a longer useful life than previous equipment purchased by the Company.
3. Stock-Based Compensation
The Company maintains three stock compensation plans, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan. All of the options outstanding pursuant to the stock compensation plans at June 30, 2006 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three months ended June 30, 2006 was $356. As of June 30, 2006, the total compensation cost related to stock options and restricted stock not vested and not yet recognized was estimated to be $5,202. This compensation cost is expected to be recognized over a weighted average period of 3 years and 5 months. As of June 30, 2006, the aggregate intrinsic value of the total outstanding stock options was $6,835, and the aggregate intrinsic value of the total exercisable stock options was $4,388.
The Company’s calculations were made using the Black-Scholes option-pricing model taking into account the stock price and exercise price and the following assumptions applied to grants made in the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend yield	1%	1%	1%	1%
Expected volatility	48%	41%	48%	41%
Risk-free interest rate	5.00%	3.98%	5.00%	3.98%
Expected life of option (in months)	90	60	90	60
The June 30, 2006 and 2005 expected volatility percentages are based on the implied volatility of the Company’s stock. The June 30, 2006 and 2005 risk-free interest rate assumptions are based on the yields of U.S. Treasury notes with maturities similar to the expected life of the option. The June 30, 2006 expected option life is based on the average of the life and the vesting period of the options granted. The June 30, 2005 expected option life is the average number of months that the Company estimates that options will be outstanding, based primarily on historical employee option exercise behavior.
Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for periods prior to the adoption of SFAS No. 123R. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net income, as reported	$10,656	$20,460
Deduct – Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	83	162

Pro forma net income	10,573	20,298
Less income allocable to preferred stock	—	871

Pro forma net income applicable to common stockholders	$10,573	$19,427

Income per share:
Basic, as reported	$0.17	$0.34
Basic, pro forma	0.17	0.33
Diluted, as reported	0.17	0.33
Diluted, pro forma	0.17	0.33
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
In accordance with applicable margin lending practices and in conjunction with the clearing brokers, customer balances are typically collateralized by customer securities or supported by other types of recourse. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary. As of June 30, 2006 and 2005, the Company had $141,315 and $97,514 in credit extended to its customers through its clearing brokers. The Company is also exposed to risk from the leverage extended to its customers and specifically from short sale transactions by its customers. The amount of this risk is not quantifiable since the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. The margin and leverage requirements that the Company imposes on its customer accounts meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. The Company

believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.
The Company guaranteed a SG$7.5 million (approximately US$4.7 million as of June 30, 2006) letter of credit issued to the Monetary Authority of Singapore in connection with it subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore.
5. Capitalization
Common Stock
At June 30, 2006, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 62,342 shares were issued and outstanding.
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
Preferred Stock
At June 30, 2006, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. At June 30, 2006, the Company had no shares of convertible preferred stock issued and outstanding.
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
Dividends
On June 12, 2006, the Company declared a cash dividend of $0.05 per share to stockholders of record on June 16, 2006, payable on June 29, 2006.
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
optionsXpress, Inc. and brokersXpress, LLC also are subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its net capital requirement under Rule

15c3-1; $250 ($500 effective July 31, 2006); or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. brokersXpress, LLC, as an introducing broker, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1 or $30 ($45 effective July 31, 2006).
Below is a summary of the net capital requirements for optionsXpress, Inc. and brokersXpress LLC:

	June 30, 2006
			Excess	Ratio of Aggregate
	Required	Net	Net	Indebtedness
	Net Capital	Capital	Capital	to Net Capital
optionsXpress, Inc.	$472	$8,204	$7,732	0.86 to 1
brokersXpress LLC	76	1,140	1,064	1.00 to 1

	June 30, 2005
			Excess	Ratio of Aggregate
	Required	Net	Net	Indebtedness
	Net Capital	Capital	Capital	to Net Capital
optionsXpress, Inc.	$467	$4,451	$3,984	1.65 to 1
brokersXpress LLC	50	534	484	0.41 to 1
The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals. In addition, the Company is required under the Commodity Exchange Act to segregate all balances due to customers trading in regulated futures contracts. At June 30, 2006, segregation requirements were $1,801 and segregated assets were $2,421.
7. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Reported net income	$17,998	$10,656	$36,043	$20,460
Less income allocable to preferred stock	—	—	—	878

Adjusted net income applicable to common stockholders	$17,998	$10,656	$36,043	$19,582

Weighted-average number of common shares outstanding – basic	62,319	61,845	62,266	58,269
Effect of dilutive securities	292	629	340	3,354

Weighted-average number of common shares outstanding – diluted	62,611	62,474	62,606	61,623

Basic EPS	$0.29	$0.17	$0.58	$0.34
Diluted EPS	$0.29	$0.17	$0.58	$0.33
Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this quarterly report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as

“may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this quarterly report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
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
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Results of Operations
Total revenues (in thousands)	$47,311	$28,581	$93,749	$55,447
Brokerage, clearing, and other related expenses	12.5%	11.3%	12.4%	12.4%
Compensation and benefits	10.7	11.4	10.5	11.0
Advertising	3.6	5.0	3.8	5.0
Quotation services	3.1	3.3	3.0	3.6
Depreciation and amortization	1.7	2.0	1.6	2.0
Technology and telecommunication	1.5	1.9	1.5	1.9
Other	4.6	3.9	4.2	3.3
Income before income taxes	62.3	61.2	63.0	60.8
Income taxes	24.3	23.9	24.6	23.9
Net income	38.0	37.3	38.4	36.9
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2006
Statistical Data
Number of customer accounts (1)	194,300	133,200	194,300	133,200
Daily average revenue trades (“DARTs”) (2)	28,500	17,000	28,900	16,800
Customer trades per account (3)	38	35	41	36
Average commission per trade	$18.05	$18.90	$17.82	$19.13
Option trades as a % of total trades	74%	76%	74%	76%
Advertising expense per net new customer account (4)	$107	$86	$109	$86
Total client assets (000s)	$4,127,338	$2,551,852	$4,127,338	$2,551,852
Client margin balances (000s)	$141,315	$97,514	$141,315	$97,514

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on net new customer accounts opened during the period.
Three Months Ended June 30, 2006 versus June 30, 2005
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 61,100 to 194,300, or 46%;

•	total trades increased by 704,700 to 1,793,400, or 65%; and

•	average commission per trade decreased by $0.85 to $18.05, or 4%.
Total revenues
Total revenues increased $18.7 million, or 65.5%, for the quarter ended June 30, 2006 to $47.3 million compared to $28.6 million for the quarter ended June 30, 2005. The increase in total revenues consisted primarily of an increase in commissions for the quarter ended June 30, 2006 of $11.8 million, or 57.3%, to $32.4 million compared to $20.6 million for the quarter ended June 30, 2005, an increase in payment for order flow of $3.0 million, or 57.0%, to $8.4 million for the quarter ended June 30, 2006 compared to $5.4 million for the quarter ended June 30, 2005, and an increase in interest income of $3.8 million, or 148.6%, to $6.4 million for the quarter ended June 30, 2006 compared to $2.6 million for the quarter ended June 30, 2005. The increases in commissions and payment for order flow were primarily the result of the rise in the number of trades processed, partially offset by a decrease in the average commission per trade. The increase in the number of trades processed was primarily the result of the continued growth in the number of customer accounts and total customer assets. The increase in interest income was a result of an increase in customer cash and margin balances, an increase in the average net interest rate earned on those customer cash and margin balances, and an increase in interest earned on our cash and short-term investments as a result of the proceeds from our initial public offering, earnings retained by us and the average net interest rate earned on those balances due to a rise in short-term interest rates.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $2.7 million, or 82.5%, to $5.9 million for the quarter ended June 30, 2006 from $3.2 million for the quarter ended June 30, 2005. Increased brokerage expenses were primarily due to variable clearing charges associated with the 65% increase in trades as well as additional payouts to registered representatives of our brokersXpress business as a result of continued growth in that business.
Compensation and benefits
Compensation and benefits expenses increased $1.8 million, or 55.9%, to $5.1 million for the quarter ended June 30, 2006 from $3.3 million for the quarter ended June 30, 2005. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 138 to 185 to service the growth in our accounts and trades, to continue developing our technology infrastructure and to increase our staff in anticipation of becoming self-clearing.
Advertising
Advertising expenses increased $0.3 million, or 17.7%, to $1.7 million for the quarter ended June 30, 2006 from $1.4 million for the quarter ended June 30, 2005. Adverting expenses per net new customer account was $107 for the quarter ended June 30, 2006 compared to $86 for the quarter ended June 30, 2005.
Quotation services
Quotation services expenses increased $0.6 million, or 55.6%, to $1.5 million for the quarter ended June 30, 2006 from $0.9 million for the quarter ended June 30, 2005. Increased quotation services expenses were primarily due to a 46% increase in customer accounts.

Depreciation and amortization
Depreciation and amortization expenses increased $0.2 million, or 42.5%, to $0.8 million for the quarter ended June 30, 2006 from $0.6 million for the quarter ended June 30, 2005. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.2 million, or 32.3%, to $0.7 million for the quarter ended June 30, 2006 from $0.5 million for the quarter ended June 30, 2005. Increased technology and telecommunication expenses were primarily due to the additional telecommunications and data costs required to support the increase in trade volume and additional customer accounts.
Other
Other expenses increased $1.1 million, or 96.2%, to $2.2 million for the quarter ended June 30, 2006 from $1.1 million for the quarter ended June 30, 2005. Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of the business, the fees incurred to host our first annual optionsXpo educational event for our customers, and the costs associated with becoming compliant with the Sarbanes-Oxley Act.
Income taxes
Income taxes increased $4.7 million, or 67.7%, to $11.5 million for the quarter ended June 30, 2006 from $6.8 million for the quarter ended June 30, 2005. Increased income taxes were primarily due to the 68.4% increase in income before income taxes.
Net income
As a result of the foregoing, we reported $18.0 million in net income for the quarter ended June 30, 2006, compared to $10.7 million in net income for the quarter ended June 30, 2005, an increase of $7.3 million, or 68.9%.
Six Months Ended June 30, 2006 versus June 30, 2005
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 61,100 to 194,300, or 46%;

•	total trades increased by 1,522,900 to 3,617,800, or 73%; and

•	average commission per trade decreased by $1.31 to $17.82, or 7%.
Total revenues
Total revenues increased $38.3 million, or 69.1% to $93.7 million for the six months ended June 30, 2006 compared to $55.4 million for the six months ended June 30, 2005. The increase in total revenues consisted primarily of an increase in commissions of $24.4 million, or 60.8% to $64.5 million for the six months ended June 30, 2006, compared to $40.1 million for the six months ended June 30, 2005. The increase in total revenues also includes an increase in the payment for order flow of $6.9 million, or 65.2%, to $17.4 million for the six months ended June 30, 2006 compared to $10.5 million for the six months ended June 30, 2005. The increase in total revenue also resulted from an increase in interest income of $6.9 million, or 146.8%, to $11.6 million for the six months ended June 30, 2006 compared to $4.7 million for the six months ended June 30, 2005. The increases in commission and payment for order flow were primarily the result of the rise in the number of trades processed, partially offset by a decrease in the average commission per trade. The increase in the number of trades processed was primarily the result of the continued growth in the number of customer accounts and total customer assets. The increase in interest income was a result of an increase in customer cash and margin balances, an increase in the average net interest rate earned on those customer cash and margin balances, and an increase in interest earned on our cash and short-term investments as a result of the proceeds from our initial public offering, earnings retained by usand the average net interest rate earned on those balances due to a rise in short-term interest rates.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $4.7 million, or 69.0%, to $11.6 million for the six months ended June 30, 2006 from $6.9 million for the six months ended June 30, 2005. Increased brokerage expenses were primarily due to variable clearing charges associated with the 73% increase in trades as well as additional payouts to registered representatives of our brokersXpress business as a result of continued growth in that business.
Compensation and benefits
Compensation and benefits expenses increased $3.8 million, or 62.5%, to $9.9 million for the six months ended June 30, 2006 from $6.1 million for the six months ended June 30, 2005. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 138 to 185 to service the growth in our accounts and trades, to continue developing our technology infrastructure required to operate as a public company, and to increase our staff in anticipation of becoming self-clearing.
Advertising
Advertising expenses decreased $0.8 million, or 28.2%, to $3.6 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2005. Adverting expenses per net new customer account was $109 for the six months ended June 30, 2006 compared to $86 for the six months ended June 30, 2005.
Quotation services
Quotation services expenses increased to $0.8 or 37.1% to $2.8 million for the six months ended June 30, 2006 from $2.0 million for the six months ended June 30, 2005. Increased quotation services expenses were primarily due to a 46% increase in customer accounts.
Depreciation and amortization
Depreciation and amortization expenses increased $0.4 million, or 40.3%, to $1.5 million for the six months ended June 30, 2006 from $1.1 million for the six months ended June 30, 2005. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.4 million, or 38.6%, to $1.4 million for the six months ended June 30, 2006 from $1.0 million for the six months ended June 30, 2005. Increased technology and telecommunication expenses were primarily due to the additional telecommunications and data costs required to support the increase in trade volume and customer accounts.
Other
Other expenses increased $2.1 million, or 111.4%, to $3.9 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005. Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of the business, the fees incurred to host our first annual optionsXpo educational event for our customers, and the costs associated with becoming compliant with Sarbanes-Oxley.
Income taxes
Income taxes increased $9.7 million, or 73.4%, to $23.0 million for the six months ended June 30, 2006 from $13.3 million for the six months ended June 30, 2005. Increased income taxes were primarily due to a 75.1% increase in income before income taxes for the six months ended June 30, 2006.
Net income
As a result of the foregoing, we reported $36.0 million in net income for the six months ended June 30, 2006, as compared to $20.5 million in net income for the six months ended June 30, 2005, an increase of $15.5 million, or 76.2%.
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
As a holding company, we access the earnings of our operating subsidiaries through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of the SEC, NASD and CFTC relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company. As of June 30, 2006, optionsXpress, Inc. had $2.4 million of cash segregated in compliance with the Commodity Exchange Act. In connection with our plan to begin self-clearing securities trades in 2006, we will be required to make security deposits with clearing corporations. We believe we currently have sufficient capital to satisfy these requirements.
Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. Under this Rule 15c3-1, optionsXpress, Inc. is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $0.25 million, whichever is greater. Our other broker-dealer subsidiary, brokersXpress LLC, is required to maintain net capital of 6 2/3% of “aggregate indebtedness” or $50,000 whichever is greater. Net capital and aggregate indebtedness change from day to day, but at June 30, 2006, optionsXpress, Inc. had net capital of approximately $8.2 million and net capital requirements of $0.5 million. The ratio of aggregate indebtedness to net capital at June 30, 2006 was 0.86 to 1. At June 30, 2006, brokersXpress LLC had net capital of approximately $1.1 million and applicable net capital requirements of $0.08 million. The ratio of aggregate indebtedness to net capital at June 30, 2006 was 1.00 to 1.
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
Cash Flow
Cash provided by operating activities was $36.4 million for the six months ended June 30, 2006, compared to $19.7 million for the six months ended June 30, 2005. The primary reason for the increase in cash provided by operating activities was the $15.5 million increase in net income to $36.0 million for the six months ended June 30, 2006 from $20.5 million for the six months ended June 30, 2005.
Cash used in investing activities was $25.8 million for the six months ended June 30, 2006, compared to cash used in investing activities of $12.1 million for the six months ended June 30, 2005. The primary reason for the increase in cash used in investing activities was due to a greater portion of our excess cash being used to purchase short-term investments during the six months ended June 30, 2006.
Cash used in financing activities was $5.1 million for the six months ended June 30, 2006, compared to cash provided by financing activities of $41.8 million for the six months ended June 30, 2005. The primary reason for the decrease in cash provided by financing activities was due to the net proceeds received from our initial public offering partially offset by cash dividends of $33.5 million being paid for the six months ended June 30, 2005.
Capital Expenditures
Capital expenditures were $1.7 million for the quarter ended June 30, 2006, compared to $0.7 million for the quarter ended June 30, 2005, and $3.5 million for the six month period ended June 30, 2006, compared to $1.3 million for the six month period ended June 30, 2005. Capital expenditures for the periods ended June 30, 2006 and 2005 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
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

Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions, that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with growth in our overall business. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2006, we had $141.3 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. – Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on May 24, 2006. Bruce Evans was nominated by the Board of Directors to serve as a Class I director for a term of three years. There was no solicitation in opposition to the nominee proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	FOR	WITHHELD
Bruce Evans	58,135,391	821,257
The proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006, was approved as follows:

		ABSTENTIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
58,883,002	94,990	8,656
Item 6. — Exhibits

31.1	Certification of David S. Kalt, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of David A. Fisher, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ David S. Kalt
David S. Kalt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David A. Fisher

Chief Financial Officer (Principal Financial and Accounting Officer)