Form 10-Q
period 2006-09-30
optionsXpress Holdings, Inc.
filed 2006-11-14
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
As of November 1, 2006 there were 62,382,961 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$14,685	$10,258
Short-term investments	117,250	95,275
Cash segregated in compliance with federal regulations	239,717	585
Receivables from brokerage customers, net of allowance for doubtful accounts	126,351	—
Receivables from brokers, dealers and clearing organizations	32,690	11,765
Deposits with clearing organizations	26,915	—
Fixed assets, net	6,648	4,088
Other assets	6,636	4,598

Total assets	$570,892	$126,569

Liabilities and stockholders’ equity
Liabilities:
Payables to brokerage customers	$381,791	$369
Payables to brokers, dealers and clearing organizations	11,516	—
Accounts payable and accrued liabilities	10,803	6,570
Current and deferred income taxes	2,869	1,111

Total liabilities	406,979	8,050

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized; September 30, 2006 — 62,375 shares issued and outstanding, December 31, 2005 — 62,101 shares issued and outstanding	6	6
Additional paid-in capital	92,593	90,176
Accumulated other comprehensive income (loss)	8	(13)
Retained earnings	71,306	28,350

Total stockholders’ equity	163,913	118,519

Total liabilities and stockholders’ equity	$570,892	$126,569

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Commissions	$28,363	$23,669	$92,815	$63,751
Other brokerage-related revenue	7,909	6,177	25,303	16,706
Net interest income	7,513	3,696	19,161	8,415
Other income	52	69	307	186

Total revenues	43,837	33,611	137,586	89,058

Expenses:
Brokerage, clearing and other related expenses	5,292	3,931	16,919	10,809
Compensation and benefits	5,566	3,821	15,456	9,906
Advertising	1,751	1,312	5,303	4,083
Quotation services	1,475	1,063	4,235	3,076
Depreciation and amortization	915	590	2,440	1,677
Technology and telecommunications	713	600	2,139	1,629
Other	1,724	1,392	5,616	3,233

Total expenses	17,436	12,709	52,108	34,413

Income before income taxes	26,401	20,902	85,478	54,645
Income taxes	10,139	8,251	33,173	21,534

Net income	$16,262	$12,651	$52,305	$33,111

Earnings per common share:
Basic	$0.26	$0.20	$0.84	$0.54
Diluted	$0.26	$0.20	$0.84	$0.54

Weighted-average number of common shares:
Basic	62,360	61,960	62,298	59,487
Diluted	62,600	62,473	62,605	61,881
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Operating activities
Net income	$52,305	$33,111
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,440	1,677
Stock-based compensation	1,023	24
Net deferred income taxes	(400)	120
Gain on investment in optionsXpress Australia Pty. Limited	(37)	(141)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(239,132)	—
Receivables from brokerage customers, net of allowance for doubtful accounts	(126,351)	—
Receivables from brokers, dealers and clearing organizations	(20,925)	(1,344)
Deposits with clearing organizations	(26,915)	—
Other assets	(893)	443
Increase (decrease) in:
Payables to brokerage customers	381,422	—
Payables to brokers, dealers and clearing organizations	11,516	—
Accounts payable and accrued liabilities	4,233	1,044
Current income taxes payable	2,158	(889)

Net cash provided by operating activities	40,444	34,045

Investing activities
Loans to affiliates and non-affiliates	(972)	(2,098)
Cash used in business acquisition	(79)	—
Purchases of short-term investments	(62,600)	(200,372)
Proceeds from sales and maturities of short-term investments	40,649	118,812
Purchases and development of computer software	(1,710)	(928)
Purchases of fixed assets	(3,290)	(889)

Net cash used in investing activities	(28,002)	(85,475)

Financing activities
Exercise of stock options	701	765
Purchases through employee stock purchase plan	11	—
Excess tax benefit for stock-based compensation	623	—
Dividends paid	(9,350)	(38,455)
Proceeds from initial public offering	—	76,725
Direct costs of capital raised	—	(1,885)

Net cash provided by (used in) financing activities	(8,015)	37,150

Net increase (decrease) in cash and cash equivalents	4,427	(14,280)
Cash and cash equivalents, beginning of period	10,258	24,759

Cash and cash equivalents, end of period	$14,685	$10,479

Supplemental cash flow information:
Income taxes paid	$30,778	$22,267
Interest paid	8	13
Supplemental disclosure of non-cash activity:
Non-cash unrealized gain (loss) on short-term investments	$24	$(14)
Non-cash foreign currency translation	(3)	1
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
The Company follows United States generally accepted accounting principles, including certain accounting guidance used by the brokerage industry. Certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2005.
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2006 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
Nature of Operations
The Company provides internet-based options, stock and futures brokerage services to retail customers located throughout the United States and certain foreign countries. Prior to September 2006, all securities trades were cleared through clearing brokers on a fully disclosed basis. Beginning in September 2006, the Company commenced securities self-clearing operations for a portion of its customers. The Company still clears a portion of its customers’ accounts through clearing brokers on a fully disclosed basis. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with one of its clearing brokers.
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers, Inc. (NASD), Securities Investor Protection Corporation, the National Securities Clearing Corporation and Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), and the Options Clearing Corporation (OCC). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (CBOE), the International Securities Exchange, the Boston Options Exchange and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD. In addition, optionsXpress, Inc. and brokersXpress LLC are registered with the Commodities Futures Trading Commission (CFTC) and are members of the National Futures Association (NFA). optionsXpress Canada Corp. is registered with the Investment Dealers Association (IDA). optionsXpress Singapore Pte. Ltd. is registered with the Monetary Authority of Singapore (MAS). On July 27, 2006, the Company acquired a 95 percent equity interest in optionsXpress Europe, BV, a member of the Authority Financial Markets (AFM), which is registered in the Netherlands.
Commencement of Self-Clearing Operations
In September 2006, optionsXpress, Inc. began self-clearing a portion of its securities trades. Clearing operations include the settlement, delivery and receipt of securities and funds and record keeping functions involved in the processing of securities and cash transactions. As the clearing broker, optionsXpress maintains custody and control over the assets in those customers’ accounts and provides back office functions including: maintaining customer accounts; extending credit in a margin account to the customer; settling stock and bond transactions with the DTCC and option transactions with the OCC; settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds and transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.
2. Summary of Significant Accounting Policies
Except as described in the following paragraphs, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005.
As a result of the commencement of self-clearing operations, the Company has several new significant accounting policies and has added several new captions to its condensed Consolidated Balance Sheet. The following paragraphs update the significant accounting policies, as previously described in Note 1 of Notes to Consolidated Financial Statements — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Net Interest Income
Net interest income consists primarily of interest income on cash held in short-term investments, the income generated by charges to customers on margin balances and customer cash invested either by the Company, the Company’s clearing brokers, or the Company’s designated customer money market fund, net of interest paid to customers on their credit balances.
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
Short-Term Investments
To satisfy the increased regulatory capital requirements in connection with optionsXpress, Inc.’s conversion to self-clearing, optionsXpress Holdings, Inc. transferred approximately $70 million of capital in the form of short-term investments to optionsXpress, Inc. Since optionsXpress, Inc. is a broker-dealer, short-term investments held by it are marked to market through the statement of operations. The Company will continue to designate short-term investments not held in any of the Company’s broker-dealer subsidiaries as available for sale and carry such investments at fair value with unrealized gains and losses, net of deferred taxes, reflected as accumulated other comprehensive income.
Cash Segregated in Compliance with Federal Regulations
Cash segregated in compliance with federal regulations consists of interest-bearing cash deposits from customer’s security accounts held in a special reserve bank account according to Rule 15c3-3 of the Securities Exchange Act of 1934 and of interest-bearing cash deposits that have been segregated in special reserve accounts for the benefit of futures’ customers according to the regulations governing a futures commission merchant.
Securities Borrowed
Securities borrowed transactions are recorded at the amount of cash collateral advanced. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash or other securities. For these transactions, the fees received by the Company are recorded as interest revenue.
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
Customer Transactions
Customer transactions are recorded on a settlement date basis. Revenues and expenses related to customer transactions are recorded on a trade date basis. Securities owned by customers, including those that collateralize margin or similar transactions, are not reflected in the consolidated statement of financial condition.
3. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan. All of the options outstanding pursuant to the stock compensation plans at September 30, 2006 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three months ended September 30, 2006 was $456. As of September 30, 2006, the total compensation cost related to stock options and restricted stock not vested and not yet recognized was estimated to be $5,173. This compensation cost is expected to be recognized over a weighted average period of 2 years. As of September 30, 2006, the aggregate intrinsic value of the total outstanding stock options was $8,848, and the aggregate intrinsic value of the total exercisable stock options was $5,871.
The Company’s calculations were made using the Black-Scholes option-pricing model taking into account the stock price and exercise price and the following assumptions applied to grants made in the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	1%	1%	1%	1%
Expected volatility	45%	30%	45%	30%
Risk-free interest rate	4.50%	4.18%	4.50%	4.18%
Expected life of option (in months)	90	60	90	60
The September 30, 2006 and 2005 expected volatility percentages are based on the implied volatility of the Company’s stock. The September 30, 2006 and 2005 risk-free interest rate assumptions are based on the yields of U.S. Treasury notes with maturities similar to the expected life of the option. The September 30, 2006 expected option life is based on the average of the life and the vesting period of the options granted. The September 30, 2005 expected option life is the average number of months that the Company estimates that options will be outstanding, based primarily on historical employee option exercise behavior.
Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for periods prior to the adoption of SFAS No. 123R. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
Net income, as reported	$12,651	$33,111
Deduct — Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	86	247

Pro forma net income	12,565	32,864
Less income allocable to preferred stock	—	930

Pro forma net income applicable to common stockholders	$12,565	$31,934

Income per share:
Basic, as reported	$0.20	$0.54
Basic, pro forma	0.20	0.54
Diluted, as reported	0.20	0.54
Diluted, pro forma	0.20	0.54
4. Guarantees
In margin transactions, the Company may be obligated for credit that it or its clearing firms extend to its customers. Also, under the terms of the Company’s clearing agreements with clearing brokers, the Company introduces some of its customers’ accounts to the clearing brokers who clear and carry all customer account activity. The Company has also agreed to indemnify the clearing brokers for losses that they may sustain for the customer accounts introduced by the Company.
In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities and supported by other types of recourse. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary. As of September 30, 2006 and 2005, the Company had $120,261 and $108,008, respectively, in credit extended to its customers. The Company is also exposed to risk from the leverage extended to its customers and specifically from short sale transactions by its customers. The margin and leverage requirements that the Company imposes on its customer accounts meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. However, the amount of this risk is not quantifiable since the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a result, the Company is exposed to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. The Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying condensed consolidated financial statements.
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by requiring additional collateral as needed.
The Company provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees have been recognized in the accompanying condensed consolidated financial statements.

The Company guaranteed a SG$7,500 (approximately US$4,729 as of September 30, 2006) letter of credit issued to the Monetary Authority of Singapore in connection with it subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore.
5. Capitalization
Common Stock
At September 30, 2006, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 62,375 shares were issued and outstanding.
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
Preferred Stock
At September 30, 2006, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. At September 30, 2006, the Company had no shares of convertible preferred stock issued and outstanding.
On January 15, 2004, the Company issued 18,196 shares of a new Series A of convertible preferred stock in exchange for net proceeds of $88,390. The Company incurred $2,491 in costs in connection with this transaction. In conjunction with this transaction, the previously outstanding preferred stock was converted into common stock on a one for one basis. The existing stockholders of the common stock, including employees with nonqualified stock options in January 2004, sold 18,196 shares of common stock back to the Company for an aggregate amount of $88,390. On January 26, 2005, in connection with the initial public offering of the Company, all shares of this Series A preferred stock issue were converted into shares of common stock on a one for one basis.
Dividends
On September 7, 2006, the Company declared a cash dividend of $0.05 per share to stockholders of record on September 15, 2006, payable on September 28, 2006.
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
6. Cash Segregated in Compliance with Federal Regulations
Cash segregated in compliance with federal regulations consists of interest-bearing cash deposits of $239,717 and $585 as of September 30, 2006 and December 31, 2005 from customer’s security accounts held in a special reserve bank account at JPMorgan Chase Bank, N.A. or one of its banking affiliates for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 as well as interest-bearing cash deposits that have been segregated in special reserve accounts for the benefit of futures’ customers according to the regulations governing a futures commission merchant. On the second business day of each week, if required, this amount is adjusted based upon the previous week-end calculation. In addition, the Company is required under the Commodity Exchange Act to segregate all balances due to customers trading in regulated futures contracts. At September 30, 2006, segregation requirements were $2,485 and segregated assets were $3,926.
7. Receivables from Brokerage Customers, Net of Allowance for Doubtful Accounts
Receivables from brokerage customers, net of allowance for doubtful accounts, consist primarily of margin loans to the Company’s brokerage customers of $126,401 at September 30, 2006 (net of a $50 allowance for potential credit losses) and approximately $0 at December 31, 2005. Securities owned by brokerage customers are held as collateral for margin loans. The Company performs periodic credit evaluations and provides allowances for potential credit losses based upon their assessment of unsecured receivables and other factors. Such collateral is not reflected in the consolidated financial statements.
8. Receivables from and Payables to Brokers, Dealers, and Clearing Organizations
Receivables from brokers, dealers, and clearing organizations consists primarily of the outstanding receivables from the Company’s clearing brokers, order flow receivables, stock brokerage receivables from pledging cash for securities borrowed from other broker-dealers to cover customer short positions and receivables from other broker-dealers for unsettled securities transactions. In addition, the Company services some of its customer accounts through third-party clearing firms. The receivables from these clearing firms relate primarily to commissions earned by the Company for trades executed and/or cleared by the clearing firms on behalf of the Company.
Amounts receivable from brokers, dealers, clearing organizations and clearing agents consist of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Receivables from unsettled securities transactions	$3,396	$—
Securities borrowed from other broker-dealers	19,378	—
Fees and commissions receivable from clearing agents and other broker-dealers	9,916	—

	$32,690	$—

Payables to brokers, dealers and clearing organizations consist of $11,516 in payables to other broker-dealers for unsettled securities transactions.
9. Payables to Brokerage Customers
Payables to brokerage customers represent the total cash balances in the Company’s customer securities accounts that have not been swept to a money market fund provided for customers, as well as the total cash and open trade equity held in customer futures accounts. As of September 30, 2006, payables to brokerage customers consisted primarily of cash balances in brokerage customer accounts. At September 30, 2006 and December 31, 2005, payables to customers totaled $381,791 and $369, respectively. These funds are the principal source of funding for margin lending.
10. Regulatory Requirements
optionsXpress, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. In August 2006, upon the commencement of our self-clearing operations, the Company changed its calculation of net capital requirements to the “alternative method”. Under this method, optionsXpress, Inc. is required to maintain minimum net capital that is the greater of $500 or 2 percent of customer debit balances, as these terms are defined.
optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule15c3-1 ($500), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts
As of September 30, 2006, optionsXpress, Inc. had net capital requirements of $3,177 and net capital of $86,008. As of September 30, 2005, optionsXpress, Inc. had net capital requirements of $532 and net capital of $6,775. All of the Company’s other broker/ dealers exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
11. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reported net income	$16,262	$12,651	$52,305	$33,111
Less income allocable to preferred stock	—	—	—	937

Adjusted net income applicable to common stockholders	$16,262	$12,651	$52,305	$32,174
Weighted-average number of common shares outstanding — basic	62,360	61,960	62,298	59,487
Effect of dilutive securities	240	513	307	2,394

Weighted-average number of common shares outstanding — diluted	62,600	62,473	62,605	61,881

Basic EPS	$0.26	$0.20	$0.84	$0.54
Diluted EPS	$0.26	$0.20	$0.84	$0.54

12. Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with a cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will adopt FIN No. 48 effective January 1, 2007 and is currently completing its assessment of the adoption’s impact, if any, on its financial statements.
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
In particular, forward-looking statements include, but are not limited to, the following:
•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading and online options trading;

•	the statements about our move to self-clearing;

•	the statements concerning continued financing options; and

•	the statements regarding scalability of our systems and the cost of increases.
Recent Developments
In September 2006, optionsXpress, Inc. began self-clearing a portion of its securities trades. Clearing operations include the settlement, delivery and receipt of securities and funds and record-keeping functions involved in the processing of securities and cash transactions. As the clearing broker, optionsXpress, Inc. maintains custody and control over the assets in those clients’ accounts and provides back office functions including maintaining customer accounts; extending credit in a margin account to the customer; settling stock and bond transactions with the DTCC and option transactions with the OCC; settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds and transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers.

Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Results of Operations
Total revenues (in thousands)	$43,837	$33,611	$137,586	$89,058
Brokerage, clearing, and other related expenses	12.1%	11.7%	12.3%	12.1%
Compensation and benefits	12.7	11.4	11.2	11.1
Advertising	4.0	3.9	3.9	4.6
Quotation services	3.4	3.2	3.1	3.5
Depreciation and amortization	2.1	1.7	1.8	1.9
Technology and telecommunication	1.6	1.8	1.5	1.8
Other	3.9	4.1	4.1	3.6
Income before income taxes	60.2	62.2	62.1	61.4
Income taxes	23.1	24.6	24.1	24.2
Net income	37.1	37.6	38.0	37.2
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statistical Data
Number of customer accounts (1)	196,400	147,900	196,400	147,900
Daily average revenue trades (“DARTs”) (2)	24,100	20,600	27,300	18,100
Customer trades per account (3)	32	38	39	37
Average commission per trade	$18.84	$17.94	$18.12	$18.67
Option trades as a % of total trades	75%	75%	74%	75%
Advertising expense per net new customer account (4)	$130	$89	$115	$87
Total client assets (000s)	$4,263,623	$3,077,485	$4,263,623	$3,077,485
Client margin balances (000s)	$120,261	$108,008	$120,261	$108,008

(1)	Customer accounts are open, numbered accounts. In connection with our conversion to self-clearing, based on additional information we have identified approximately 11,400 accounts that fit our criteria for inactivity. These accounts were previously included in the “Open Account” total, most of which were opened in 2004 or earlier. All such accounts have been removed from Open Accounts for the three month period ending September 30, 2006. Prior periods have not been restated.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on net new customer accounts opened during the period.
Three Months Ended September 30, 2006 versus September 30, 2005
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 48,500 to 196,400, or 33%;

•	total trades increased by 186,500 to 1,505,500, or 14%; and

•	average commission per trade increased by $0.90 to $18.84, or 5%.

Total revenues
Total revenues increased $10.2 million, or 30.4%, for the quarter ended September 30, 2006 to $43.8 million compared to $33.6 million for the quarter ended September 30, 2005. The increase in total revenues consisted primarily of an increase in commissions for the quarter ended September 30, 2006 of $4.7 million, or 19.8%, to $28.4 million compared to $23.7 million for the quarter ended September 30, 2005, an increase in payment for order flow of $1.7 million, or 28.0%, to $7.9 million for the quarter ended September 30, 2006 compared to $6.2 million for the quarter ended September 30, 2005, and an increase in net interest income of $3.8 million, or 103.3%, to $7.5 million for the quarter ended September 30, 2006 compared to $3.7 million for the quarter ended September 30, 2005. The increases in commissions and payment for order flow were primarily the result of the rise in the number of trades processed and an increase in the average commission per trade. The increase in the number of trades processed was primarily the result of the continued growth in the total number of customer accounts and total customer assets. The increase in net interest income was a result of an increase in customer cash and margin balances, an increase in the average net interest rate earned on those customer cash and margin balances due to our partial conversion to self-clearing in September, and an increase in interest earned on our cash and short-term investments as a result of the proceeds from our initial public offering, earnings retained by us and the average interest rate earned on those balances due to a rise in short-term interest rates.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $1.4 million, or 34.6%, to $5.3 million for the quarter ended September 30, 2006 from $3.9 million for the quarter ended September 30, 2005. Increased brokerage expenses were primarily due to variable clearing charges associated with the 14% increase in trades as well as the increase in payouts to the registered representatives of our brokersXpress business as a result of continued growth in that business, partially offset by a reduction in third-party clearing charges as a result of our partial conversion to self-clearing in September 2006.
Compensation and benefits
Compensation and benefits expenses increased $1.8 million, or 45.7%, to $5.6 million for the quarter ended September 30, 2006 from $3.8 million for the quarter ended September 30, 2005. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 140 to 193 to service the growth in our accounts and trades, to continue developing our technology infrastructure and to increase our operations staff in connection with our conversion to self-clearing.
Advertising
Advertising expenses increased $0.5 million, or 33.5%, to $1.8 million for the quarter ended September 30, 2006 from $1.3 million for the quarter ended September 30, 2005. Adverting expenses per net new customer account increased to $130 for the quarter ended September 30, 2006 from $89 for the quarter ended September 30, 2005.
Quotation services
Quotation services expenses increased $0.4 million, or 38.8%, to $1.5 million for the quarter ended September 30, 2006 from $1.1 million for the quarter ended September 30, 2005. Increased quotation services expenses were primarily due to a 33% increase in customer accounts.
Depreciation and amortization
Depreciation and amortization expenses increased $0.3 million, or 55.1%, to $0.9 million for the quarter ended September 30, 2006 from $0.6 million for the quarter ended September 30, 2005. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.1 million, or 18.8%, to $0.7 million for the quarter ended September 30, 2006 from $0.6 million for the quarter ended September 30, 2005. Increased technology and telecommunication expenses were primarily due to the additional telecommunications and data costs required to support the increase in trade volume and additional customer accounts.
Other
Other expenses increased $0.3 million, or 23.9%, to $1.7 million for the quarter ended September 30, 2006 from $1.4 million for the quarter ended September 30, 2005. Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of our business, the costs associated with the conversion to self-clearing, and the costs associated with becoming compliant with Sarbanes-Oxley Act of 2002
Income taxes
Income taxes increased $1.8 million, or 22.9%, to $10.1 million for the quarter ended September 30, 2006 from $8.3 million for the quarter ended September 30, 2005. Increased income taxes were primarily due to the 26.3% increase in income before income taxes.
Net income
As a result of the foregoing, we reported $16.3 million in net income for the quarter ended September 30, 2006, compared to $12.7 million in net income for the quarter ended September 30, 2005, an increase of $3.6 million, or 28.5%.
Nine Months Ended September 30, 2006 versus September 30, 2005
Overview
Our results for the period reflect the following principal factors:

•	total customer accounts increased by 48,500 to 196,400, or 33%;

•	total trades increased by 1,709,400 to 5,123,300, or 50%; and

•	average commission per trade decreased by $0.55 to $18.12, or 3%.
Total revenues
Total revenues increased $48.5 million, or 54.5%, to $137.6 million for the nine months ended September 30, 2006 compared to $89.1 million for the nine months ended September 30, 2005. The increase in total revenues consisted primarily of an increase in commissions of $29.0 million, or 45.6%, to $92.8 million for the nine months ended September 30, 2006, compared to $63.8 million for the nine months ended September 30, 2005. The increase in total revenues also includes an increase in the payment for order flow of $8.6 million, or 51.5%, to $25.3 million for the nine months ended September 30, 2006 compared to $16.7 million for the nine months ended September 30, 2005. The increase in total revenue also resulted from an increase in net interest income of $10.8 million, or 127.7%, to $19.2 million for the nine months ended September 30, 2006 compared to $8.4 million for the nine months ended September 30, 2005. The increases in commission and payment for order flow were primarily the result of the rise in the number of trades processed, partially offset by a decrease in the average commission per trade. The increase in the number of trades processed was primarily the result of the continued growth in the total number of customer accounts and total customer assets. The increase in net interest income was a result of an increase in customer cash and margin balances, an increase in the average net interest rate earned on those customer cash and margin balances due to our partial conversion to self-clearing in September, and an increase in interest earned on our cash and short-term investments as a result of the proceeds from our initial public offering, earnings retained by us and the average interest rate earned on those balances due to a rise in short-term interest rates.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $6.1 million, or 56.5%, to $16.9 million for the nine months ended September 30, 2006 from $10.8 million for the nine months ended September 30, 2005. Increased brokerage expenses were primarily due to variable clearing charges associated with the 50% increase in trades as well as the increase in payouts to the registered representatives of our brokersXpress business as a result of the continued growth in that business, partially offset by a reduction in third-party clearing charges as a result of our partial conversion to self-clearing in September 2006.
Compensation and benefits
Compensation and benefits expenses increased $5.6 million, or 56.0%, to $15.5 million for the nine months ended September 30, 2006 from $9.9 million for the nine months ended September 30, 2005. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 140 to 193 to service the growth in our accounts and trades, to continue developing our infrastructure required to operate as a public company, and to increase our operations staff in connection with our conversion to self-clearing.
Advertising
Advertising expenses increased $1.2 million, or 29.9%, to $5.3 million for the nine months ended September 30, 2006 from $4.1 million for the nine months ended September 30, 2005. Advertising expenses per net new customer account increased to $115 for the nine months ended September 30, 2006 from $87 for the nine months ended September 30, 2005.
Quotation services
Quotation services expenses increased $1.1 millions, or 37.7%, to $4.2 million for the nine months ended September 30, 2006 from $3.1 million for the nine months ended September 30, 2005. Increased quotation services expenses were primarily due to a 33% increase in customer accounts.
Depreciation and amortization
Depreciation and amortization expenses increased $0.7 million, or 45.5%, to $2.4 million for the nine months ended September 30, 2006 from $1.7 million for the nine months ended September 30, 2005. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.5 million, or 31.3%, to $2.1 million for the nine months ended September 30, 2006 from $1.6 million for the nine months ended September 30, 2005. Increased technology and telecommunication expenses were primarily due to the additional telecommunications and data costs required to support the increase in trade volume and customer accounts.
Other
Other expenses increased $2.4 million, or 73.7%, to $5.6 million for the nine months ended September 30, 2006 from $3.2 million for the nine months ended September 30, 2005. Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of the business, the fees incurred to host our first annual optionsXpo educational event for our customers, and the costs associated with becoming compliant with Sarbanes-Oxley Act of 2002.

Income taxes
Income taxes increased $11.7 million, or 54.0%, to $33.2 million for the nine months ended September 30, 2006 from $21.5 million for the nine months ended September 30, 2005. Increased income taxes were primarily due to a 56.4% increase in income before income taxes for the nine months ended September 30, 2006.
Net income
As a result of the foregoing, we reported $52.3 million in net income for the nine months ended September 30, 2006, as compared to $33.1 million in net income for the nine months ended September 30, 2005, an increase of $19.2 million, or 58.0%.
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
Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. Under Rule 15c3-1, optionsXpress, Inc. is required to maintain net capital of 2 percent of “aggregate debits” or $0.5 million, whichever is greater. optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1, $0.5 million, or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. Net capital and aggregate debits change from day to day, but as of September 30, 2006, optionsXpress, Inc. had net capital of approximately $86.0 million and net capital requirements of $3.2 million.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to DTCC, OCC, and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of the Company’s customer’s trading activity. As of September 30, 2006, we had interest-bearing security deposits and short-term treasury bills totaling $26.9 million with clearing organizations for the self-clearing of equities option trades.
As of September 30, 2006, the Company had $239.7 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $367.6 million on September 30, 2006.
Cash Flow
Cash provided by operating activities was $40.4 million for the nine months ended September 30, 2006, compared to $34.0 million for the nine months ended September 30, 2005. The primary reason for the increase in cash provided by operating activities was the $19.2 million increase in net income to $52.3 million for the nine months ended September 30, 2006 from $33.1 million for the nine months ended September 30, 2005, partially offset by the deposits required by the Company to become self-clearing.
Cash used in investing activities was $28.0 million for the nine months ended September 30, 2006, compared to cash used in investing activities of $85.5 million for the nine months ended September 30, 2005. The primary reason for the decrease in cash used in investing activities was due to a greater portion of our excess cash being used to purchase short-term investments during the nine months ended September 30, 2005.
Cash used in financing activities was $8.0 million for the nine months ended September 30, 2006, compared to cash provided by financing activities of $37.2 million for the nine months ended September 30, 2005. The primary reason for the decrease in cash provided by financing activities was due to the net proceeds received from our initial public offering partially offset by cash dividends of $38.5 million being paid for the nine months ended September 30, 2005.
Capital Expenditures
Capital expenditures were $1.5 million for the quarter ended September 30, 2006, compared to $0.5 million for the quarter ended September 30, 2005, and $5.0 million for the nine month period ended September 30, 2006, compared to $1.8 million for the nine month period ended September 30, 2005. Capital expenditures for the periods ended September 30, 2006 and 2005 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We do not hold any market risk sensitive instruments for trading purposes.
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
We expect this kind of exposure to increase with growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2006, we had $120.3 million in margin credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
Item 4. — Controls and Procedures
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2006, we established additional internal controls over financial reporting in connection with our conversion to a self-clearing broker-dealer. Other than those controls established in connection with our conversion to a self- clearing broker-dealer, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
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

Dated: November 14, 2006	optionsXpress Holdings, Inc. (Registrant)
	By:	/s/ David S. Kalt
David S. Kalt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David A. Fisher
David A. Fisher
Chief Financial Officer (Principal Financial and Accounting Officer)