Form 10-K
period 2006-12-31
optionsXpress Holdings, Inc.
filed 2007-03-01
CIK 1299688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32419

optionsXpress Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1444525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 S. LaSalle, Suite 220 Chicago, Illinois 60603 (Address of Principal Executive Offices, including Zip Code)	(312) 630-3300 (Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — $0.0001 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of February 22, 2007, there were 62,898,543 shares of optionsXpress Common Stock, $0.0001 par value per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,114 million based on the closing sale price of such stock as reported by the Nasdaq Global Market on February 22, 2007, assuming that all shares beneficially held by executive officers and members of the registrant’s Board of Directors are shares owned by “affiliates,” a status which each of the executive officers and directors may individually disclaim.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the registrant’s 2007 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

		Page

PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	13
ITEM 2.	PROPERTIES	23
ITEM 3.	LEGAL PROCEEDINGS	23
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	23
ITEM 6.	SELECTED FINANCIAL DATA	25
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
ITEM 9A.	CONTROLS AND PROCEDURES	35

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	37
SIGNATURES		38
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		F-2
CONSOLIDATED STATEMENTS OF OPERATIONS		F-3
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION		F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY		F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS		F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		F-7
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND THE CFO
Consent of Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906
Subsidiaries
Consent of Ernst & Young LLP
Certification
Certification
Certification

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Form 10-K Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Forward-looking statements include, but are not limited to, the following:

•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading and online options trading;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations and brokersXpress;

•	the statements regarding the anticipated benefits of self-clearing;

•	the statements concerning continued financing options; and

•	the statements regarding scalability of our systems and the cost of increases.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We offer a comprehensive suite of brokerage services for option, stock, futures, foreign exchange, mutual fund, and fixed-income investors. While our initial focus was on the rapidly expanding listed equity options market, we have been recognized as offering the leading online retail brokerage platform based on the quality of our proprietary technology and our customer experience. We were selected by Barron’s as “Best Online Broker” in its last four annual surveys from 2003-2006, by Kiplinger’s as “The Best Online Broker” in 2006, by Forbes as “Best of the Web, Favorite Options Site” in 2004, and by SmartMoney as “Best Discount Broker” in 2004. We commenced doing business as optionsXpress, Inc. in February 2000 and opened our first customer account in December 2000. Since that time, we have grown to over 200,000 customer accounts.

Market Opportunity

There are approximately 30 million online brokerage accounts accounting for approximately 10% of all U.S. investable assets. The number of online brokerage accounts is expected to grow to approximately 37 million by the end of 2008. The total U.S. listed options market has grown by 25% per year over the past 10 years. Despite this growth, it is estimated that only 10% of online accounts are authorized to trade options.

Our option trades represented close to 3% of all listed U.S. options volume for the year ended December 31, 2006. We believe this makes us one of the largest retail options brokers. Our revenue consists primarily of commissions from customers’ trades of options, stocks, futures, mutual funds and fixed-income products. For the year ended December 31, 2006, our daily average revenue trades, which are our total revenue-generating trades for a period divided by the number of trading days in that period, were approximately 27,200, compared to approximately 19,600 for the year ended December 31, 2005. In 2006, option trades represented approximately 74% of our customers’ trades, with approximately 25% coming from stocks and 1% from futures, mutual funds and fixed-income products.

Platform

Our cost efficient and scalable brokerage platform reflects the combination of our advanced technology and highly-responsive customer service. Our innovative browser-based technology delivers an array of differentiating trading tools, allowing both retail and professional investors to identify, analyze and execute a wide range of investment strategies. Many of these internally developed tools, which enhance our customers’ experience, are not available from other online or full service brokers. In addition, our real-time customer service approach, featuring what we call “point of contact resolution,” is designed to ensure that customer questions are answered quickly and during the initial contact, and yields a high degree of customer satisfaction and loyalty. In December 2006, we completed our conversion to become a self-clearing member of both the Depository Trust & Clearing Corporation (DTCC) and the Options Clearing Corporation (OCC), giving us more control over our customer accounts and helping us provide even better customer service.

Our business generates strong cash flows and wide margins compared to many of our competitors. Our expense structure is largely variable based on trade volume and benefits from our low-cost platform, relatively low account acquisition cost and loyal customer base. In addition, all of our tools and services are offered online, eliminating the cost of maintaining retail locations. The options trading portion of our business results in a recurring revenue stream because when options expire, investors need to acquire new positions if they wish to stay invested. We generated $186.9 million of revenue for the year ended December 31, 2006 with $116.9 million of income before income taxes and $71.7 million of net income.

Growth Strategy

We believe we have significant opportunities for customer growth. Key elements of our growth strategy are as follows:

Growing Share of Growing Market — Retail Online Options

We have created rapid growth since our inception by appealing to the growing retail options market. We aim to continue to expand our customer base by both gaining market share and accelerating the growth of retail options trading generally. Our strategy for gaining market share includes continuous improvement to our customer-driven online brokerage platform and effective, targeted marketing. To accelerate the growth of options trading, we will continue to cultivate new retail options investors by making options trading more intuitive and accessible and through our educational initiatives.

Increased Penetration in Larger Markets — Retail Online Stocks, Mutual Funds and Fixed-Income Products

We plan to continue penetrating the much larger stock, mutual fund and fixed-income markets. The key components of our platform that have made us successful in the options markets are also applicable to these other markets. Furthermore, since customers who trade options often trade the underlying securities, we have ample opportunity to cross-sell stocks, mutual funds and fixed-income products. We have seen the percentage of our trades from products other than options increase in each of the last three years.

Expand our Futures Business

In July 2005, we launched a web-based retail futures trading platform. Our customers can trade futures side-by-side with equity positions, from one account at optionsXpress. Based on the continued growth and innovation in the various futures exchanges, we believe retail investors will continue their adoption of using futures as a part of their investing strategy.

In January 2007, we acquired XpressTrade, LLC, a leading online futures and foreign exchange broker, which offers self-directed retail customers 24-hour access to 25 exchanges and over 300 futures products worldwide. The powerful, yet user-friendly platform provides a wide array of sophisticated analytical tools and rich educational content, catering to both experienced and novice futures investors. By combining the XpressTrade platform with the optionsXpress platform, we believe we have created the premiere online broker focused on derivatives.

brokersXpress — Expansion into Professional Advisor and Institutional Markets

Launched in March 2004, brokersXpress offers an extension of our optionsXpress retail platform geared towards independent registered representatives and registered investment advisors. We offer these professionals a complete, easy-to-set-up account and execution management platform allowing them to serve their retail customers efficiently and cost effectively. Since inception, brokersXpress has acquired approximately 9,000 accounts and over $750 million in customer assets under management.

We believe this business continues to represent a significant growth opportunity. Industry-wide, total assets under management by independent registered representatives and registered investment advisors have grown at a rate of approximately 19% per year in the last six years to the current level of over $800 billion. In addition, the number of licensed registered representatives at the top 25 independent broker-dealers has grown at an annual rate of approximately 14% over the last five years to over 60,000 representatives today. While still at an early stage, we aim to continue to expand the distribution of our platform to institutional investors such as hedge funds and money managers.

International Expansion

We have taken several steps to leverage our brokerage platform internationally:

•	in 2004, we purchased a minority interest in an Australian registered broker;

•	in 2005, we obtained a license to provide brokerage services in Canada;

•	in early 2006, we obtained a license to provide brokerage services in Singapore; and

•	in late 2006, we received approval to provide brokerage services in the European Union.

We intend to continue expanding our international customer base through cost-effective targeting of online customers in economically and legally compatible foreign jurisdictions where there is an interest in accessing U.S. markets.

Pursue Selective Strategic Acquisitions

We believe we can supplement our organic growth outlined above with selective strategic acquisitions. We generally seek out acquisition opportunities that allow us to:

•	expand our product offering;

•	accelerate the growth of one of our developing businesses like brokersXpress, futures or international; or

•	provide technology capabilities that allow us to continue to provide superior differentiating tools to our customers.

Our Brokerage Platform

We have developed an award-winning, comprehensive and technologically advanced, yet easy-to-use brokerage platform. Our brokerage platform caters to both novice and expert investors. Novice investors are provided with, among other things, both educational and research material and comprehensive customer support all via a customer-friendly interface. Trading features more relevant to expert traders include streaming quotes, charting services and advanced order services.

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

•	Xspreads®. Our Xspreads technology simplifies and expedites the execution of our customers’ combination trades. The Xspreads Order Booksm electronically displays customers’ orders, thereby creating greater transparency in the market, resulting in increased liquidity for both our customers and the broader marketplace. In addition, Xspreads enables our customers to execute all portions of a combination trade simultaneously, thereby eliminating the risk that all portions will not be executed at the desired price.

•	Xecutesm (patent pending). We pioneered online auto-trading for the retail investor. Our Xecute product allows our customers who subscribe to specified third-party advisory newsletters and other financial publications to automate the trading of the third-party recommendations. This not only benefits our customers who subscribe to these newsletters, but also makes us the logical brokerage platform for other subscribers to such newsletters.

•	Advanced Order Management (patent pending). Our software allows our retail customers to automate professional trading strategies involving order sequencing without manual intervention. Our customers are able to enter contingent orders which are executed in accordance with specified time, price or other triggers. A significant advantage of this feature is that our customers do not have to constantly monitor the market in order to execute their orders.

•	Virtual Trading. Virtual trading provides our customers with a mock trading environment where they can practice strategies and educate themselves without risk, utilizing current market information. This provides our customers with a practical method of gaining real market experience without putting money at risk. Our customers can mock trade almost any strategy involving stocks, options and mutual funds, including spreads, straddles, and covered calls. We believe virtual trading provides our customers with a better environment to learn versus simply studying trading strategies.

•	Integration with Third-Party Investment Software. The design of our technology allows customers to integrate our execution with third-party investment or analytical software, including e-Signal, Quotracker, PowerOptions and Wizetrade. This is a key design feature of our platform and differentiates us from other online trading systems that rely on legacy technologies. Giving the customer access to other technologies allows us to service customers who use complementary analytical software. The design of our technology allows us to easily and cost-effectively private label our website for other financial institutions.

Customer Service

Our customer service approach is embedded in our culture and has been a significant factor in our success. We strive to provide excellent service during the customer’s entire investing experience, from education to evaluation to execution to post-trade monitoring. Our customer-friendly website contains a self-help library of user guides and customer message boards. For customers requiring more personalized attention, customer service is available via live individual web chat, e-mail and telephone. We have over 90 dedicated customer service employees located in Chicago, Illinois and El Paso, Texas.

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

Marketing

The retail online brokerage industry is competitive and will likely continue to become more competitive in the future. However, despite the competitive environment, we believe our marketing programs can continue to cost-effectively attract new customers, while further developing the optionsXpress brand. Our marketing focuses on long-term investors who use options as a significant portion of their investment strategy. Historically, we primarily targeted investors with experience investing using options. Late in 2006, we also began targeting investors with little or no experience investing in options, giving us a much broader audience. To achieve our marketing objectives, we use a mix of “grass roots,” online and traditional advertising targeted at the types of customers we seek to attract. This strategy has enabled us to attract loyal customers at a significantly lower cost per account than our major competitors.

Our “grass roots” marketing strategy, which has been crucial to our success, consists of a strategic public and media relations program and channel partnerships. Our public and media relations initiative has been very successful in positioning us as an expert industry resource and broadening our customer base. We use channel partnerships, such as relationships with securities exchanges, options educators, investment publishers, software vendors and financial portals, to distribute our product to new customers. These relationships also allow us to reach existing retail options investors through a source that is familiar to them. In addition, we frequently appear at various industry events, trade conferences and investor clubs. The largest component of our advertising is through third-party websites and e-mail campaigns, though we also place print advertisements in selected business, technology and financial publications. To keep costs low, our advertising is highly targeted to the types of investors we believe will be most profitable.

Our marketing and advertising directs interested prospects to our website where they can get detailed information on our services and fees, use an interactive demonstration system, request additional information and complete an account application online. As the final step in our account acquisition process, we improve the conversion rate of prospective customers by enabling eligible applicants to complete their application using a digital signature. Customers who are ineligible for digital signature can print a pre-paid Federal Express label at the end of their registration process for easy submission of their applications.

Broker-Dealer Operations

Order Processing

We aim to provide customers with the best execution of each trade, which we define as the fastest fill at the best price. We believe we differentiate ourselves from our major competitors by incorporating our dynamic technology into our order management and execution review process. For example, we have designed monitors that warn us of any instances where an order can be filled on another exchange or if the best price was not achieved on a particular trade. These alerts allow us to proactively represent orders, seek adjustments on orders that were not completed at the best available price, and recognize exchange issues that might warrant a routing change.

Clearing and Custody

Prior to our conversion to self-clearing, we introduced securities accounts to our clearing agents on a “fully disclosed” basis. This means that the clearing agents held customer cash and equities in accounts unique to each customer, received and delivered securities after execution, settled and administered transactions, extended credit for margin and leverage, generated customer statements, arranged for or directly provided any related banking services, and performed other back-office functions. We reconciled account and trade information with the clearing agents on a daily basis. While we were acting as an introducing broker, Goldman Sachs Execution and Clearing (GSEC), a wholly owned subsidiary of The Goldman Sachs Group, Inc. and Legent Clearing, LLC acted as our primary clearing agents.

In September 2006, our wholly owned subsidiary, optionsXpress, Inc., began providing clearing and custody services directly to our customers. We completed the conversion of our customers from GSEC and Legent in December 2006. To facilitate our self-clearing operations, we use Sungard Financial Systems’

Phase3 trade processing and settlement software. We believe this conversion will result in a better experience for our customers while providing us with the benefits of increased interest income and reduced expenses associated with clearing. As a clearing broker, optionsXpress maintains custody and control over the assets in those customers’ accounts and provides back office functions including:

•	maintaining customer accounts;

•	extending credit for margin accounts;

•	settling stock and bond transactions with the Depository Trust & Clearing Corporation (DTCC) and option transactions with the Options Clearing Corporation (OCC);

•	settling commissions and clearing fees; preparing customer trade confirmations and statements;

•	performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer;

•	possession or control of customer securities, safeguarding customer funds and transmitting tax accounting information to the customer and to the applicable tax authorities; and

•	forwarding prospectuses, proxies and other shareholder information to customers.

optionsXpress, Inc. now provides clearing and execution services for optionsXpress, Inc. customers and to all of our introducing broker-dealer subsidiaries with the exception of optionsXpress Canada Corp., which receives clearing services from the National Bank Correspondent Network. We clear our futures trades through R. J. O’Brien on an omnibus basis.

Margin and Leverage

Margin credit involves the use of securities as collateral for a loan from the broker in order to purchase other securities. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. We extend margin credit and leverage to eligible customers. Our margin lending and leverage is subject to the margin rules of the Securities and Exchange Commission (SEC), other Self-Regulatory Organizations (SROs) and our own internal policies. When we allow our customers to initiate securities positions using margin or leverage, we are taking the risk that impairments in the market value of the collateral may cause the value of the customers’ indebtedness to exceed the value of the collateral. As such, we make decisions regarding margin credit and leverage levels and we are responsible for the notification to customers of margin calls. We also take responsibility for supervising the risks associated with leverage and we monitor our customers’ margin positions to identify customer accounts that may need additional collateral or liquidation. In general, our minimum margin credit requirements are more stringent than the SEC’s and SROs’ requirements.

Payment for Order Flow

Payment for order flow occurs when exchanges, options specialists, market makers, and other market centers make payments to broker-dealers in return for receiving customer orders. Like other retail brokerage firms, we receive payment for order flow from exchanges and liquidity providers where our customers’ orders are routed. Our automatic order routing software ensures that payment for order flow does not affect the routing of orders in a manner detrimental to our customers. In addition, customers can either rely on our automatic order routing or designate where to route their orders. We disclose our payment for order flow policies on our website. For more information regarding potential risks associated with payment for order flow, see “Risk Factors — Our business is primarily transaction-based, and decreases in trading or other changes in our revenue base could harm our business.”

In January 2007, the six option exchanges, at the direction of the SEC, instituted a pilot program to allow the options of certain underlying symbols to be quoted and traded in $0.01 increments in lieu of the $0.05 increments previously used. The initial pilot program consists of 13 underlying securities.

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

Technology Systems and Architecture

We place emphasis on developing and building cost-effective, stable, scalable and redundant systems. Unlike a number of our direct competitors, we developed our platform to operate free from reliance on mainframe systems common in the brokerage industry. Our hardware and software have proven reliable and versatile and we believe they can be expanded more economically than our major competitors’ systems. We maintain three production data centers. Each of these centers is capable of serving our website independently in the event of service interruptions to the other two data centers. Each center is also linked to the others via redundant communication to minimize the likelihood of a data center being unable to serve customers. We replicate and synchronize our primary databases, ensuring a current copy of all customer data at each center. Our technology includes encryption and protective features to maintain investor confidence and protect our customers’ assets and information. In addition, our servers are load balanced, which prevents the failure of a single server or components from having a significant impact on our customers and allows for the easy addition of servers, resulting in the ability to quickly and cost-efficiently scale our platform.

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

We have five patent applications pending in both the United States and foreign jurisdictions relating to various technology components of our platform, but Internet-related software patents can be difficult to obtain, and there can be no assurance that we will obtain a patent or patents broad enough in scope to have value, or obtain a patent at all. Our optionsXpress website is copyrighted and we have obtained trademark registrations for the optionsXpress mark and the brokersXpress mark in the United States, Australia, Singapore, Hong Kong, New Zealand and the European Union. We have pending trademark applications for the optionsXpress mark and the brokersXpress mark in Canada. We have obtained registrations or have pending applications for numerous other marks both in the United States and in foreign jurisdictions.

Competition and Pricing

The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and highly competitive. Our direct competitors in the online marketplace take the form of larger-scale broker-dealers that offer online services, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., TD Ameritrade, Inc., Scottrade, Inc., and smaller “niche-market” online or licensed software-based brokers, including TradeStation Group, Inc., thinkorswim Group, Inc. and TradeKing. We also encounter competition from full commission brokerage firms including Merrill Lynch and Smith Barney (a division of Citigroup), as well as mutual fund sponsors, including Fidelity, banks and other organizations that provide online brokerage services.

We attribute our competitive success to the overall customer experience we deliver, which results from our advanced technology and superior customer service. Although competition may increase if larger-scale online brokers become more aggressive in marketing options, we believe we will maintain a competitive advantage due to the strength and flexibility of our platform.

We do not use price as a significant basis for competition and do not strive to be a deep-discount broker. We offer what we believe to be a competitive price for the services and tools we provide. Our options commissions are $1.50 per option contract with a minimum of $14.95. Our commissions on listed and NASDAQ stocks are $14.95 up to and including 1,000 shares and then $0.015 per share for 1,001 shares and above. Active traders receive a discount, such as a minimum commission of $12.95 for 1 to 9 option contracts and $9.95 for up to 1,000 shares of stock. There are no “hidden fees”; no monthly minimum fees; no charges for non-activity; no volume requirements; and no extra fees for placing telephone orders.

Employees

At December 31, 2006, we had 206 full-time and 8 part-time employees. Of these employees, 129 were engaged in brokerage operations, providing trade execution and customer support, 67 of which were licensed brokers, 47 were engaged in technology and development and 30 were engaged in general management, business development, finance, marketing and administration. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

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

Regulation

Overview

Our business and industry are highly regulated. As a matter of public policy, regulatory bodies in the United States are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets, not with protecting the interests of creditors or stockholders of securities firms such as our broker-dealer subsidiaries. optionsXpress, Inc. is a broker-dealer registered with the SEC and is a member of the National Association of Securities Dealers, Inc. (NASD), Securities Investor Protection Corporation, the National Securities Clearing Corporation and DTCC, and the OCC. optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (CBOE), the International Securities Exchange, the Boston Options Exchange and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD. In addition, optionsXpress, Inc. and brokersXpress LLC are registered with the Commodities Futures Trading Commission (CFTC) and are members of the National Futures Association (NFA). optionsXpress Canada Corp. is registered with the Investment Dealers Association (IDA). optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore (MAS). In January 2006, our subsidiary, optionsXpress Singapore Pte Ltd., was registered with and licensed by the Monetary Authority of Singapore to deal in securities and provide securities financing. In July 2006, we acquired a 95 percent equity interest in optionsXpress Europe, B.V., which is registered with and licensed by the Netherlands Authority for the Financial Markets (AFM) .

Broker-dealers are subject to laws, rules and regulations that cover all aspects of the securities business, including:

•	sales methods;

•	trade practices;

•	use and safekeeping of customers’ funds and securities;

•	capital structure;

•	record-keeping;

•	best execution;

•	financing of customers’ purchases; and

•	conduct of directors, officers and employees.

The commodity futures and options industry in the United States is subject to regulation under the Commodity Exchange Act. The CFTC is the federal agency charged with the administration of this act and the related regulations. optionsXpress and brokersXpress are members of the NFA, a self-regulatory organization. optionsXpress is registered with the CFTC as a non-clearing Futures Commission Merchant and brokersXpress is registered with the CFTC as an introducing broker. XpressTrade, LLC, which we acquired in January 2007, is also a member of the NFA and registered with the CFTC as a non-clearing Futures Commission Merchant.

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

Foreign Jurisdictions and Regulation

While we effect brokerage transactions solely in the United States, our customers access our services through the Internet. In any foreign jurisdiction in which we have customers, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. We have obtained registration to conduct brokerage activities in Canada, Singapore and the European Union. In addition, our Australian operations are conducted through an Australia registered subsidiary in which we have a minority interest.

The laws, rules and regulations of each foreign jurisdiction differ. In the jurisdictions where we have the most foreign customers, we may be either licensed or registered or believe we are exempt from licensing or registration due to our limited conduct, lack of solicitation in those jurisdictions, and/or other factors. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

Patriot Act

As required by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, we have established comprehensive anti-money laundering and customer identification procedures, designated an anti-money laundering compliance officer, trained our employees and conducted an independent audit of our program. There are significant criminal and civil penalties that can be imposed for violations of the Patriot Act. For more information, see “Business — Broker-Dealer Operations — Supervision and Compliance.”

ITEM 1A.	RISK FACTORS

Important risk factors that could impact our ability to achieve our anticipated operating results and growth plan goals are presented below. You should read the following risk factors in conjunction with discussions of our business and the factors affecting our business located elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

We may be unable to effectively manage our rapid growth and retain our customers.

Our rapid growth has placed significant demands on our management and other resources. Due to this growth, we will need to attract, hire and retain highly skilled and motivated officers and employees. We cannot assure you that we will be able to attract or retain the officers and employees necessary to manage this growth effectively.

In addition, we may not be able to accurately project the rate, timing or cost of any increases in our business. Failure to make necessary expansions and upgrades to our systems and infrastructure, expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our technology and maintain our customer service levels could lead to failures and delays, which could cause a loss of customers or a reduction in the growth of our customer base, increased operating expenses, financial losses, litigation or customer claims, and regulatory sanctions or additional regulatory burdens.

We operate in a highly regulated industry and compliance failures could adversely affect our business.

We operate under extensive regulation, which increases our cost of doing business and is a limiting factor on the operations and development of our business. Our business and operations are subject to regulation by the SEC, the NASD, the CBOE, the CFTC, the NFA and other SROs, and state securities commissions. Outside the United States, we are subject to regulation in those countries where we have sought and received licenses from the applicable regulatory bodies and we also may be subject to regulation by securities regulatory authorities in other foreign countries where our customers are located. The securities industry in the United States covers all aspects of the securities business, including:

•	sales methods,

•	trade practices,

•	use and safekeeping of customers’ funds and securities,

•	capital structure,

•	record-keeping,

•	best execution,

•	financing of customers’ purchases, and

•	conduct of directors, officers and employees.

Failure to comply with any of the laws, rules or regulations applicable to us, even inadvertently, could lead to adverse consequences including censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of directors, officers or employees. Any of these consequences could adversely affect our business. It is also possible that any noncompliance could subject us to criminal penalties and civil lawsuits. An adverse ruling against us or our officers or other employees could cause us or our subsidiaries or our officers and other employees to pay a substantial fine or settlement, and could result in their suspension or expulsion. Any of these events could have a material adverse effect on our business.

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

Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may claim that we are required to qualify to do business in their country. We believe that the number of our customers residing outside of the United States will increase over time. We may be required to comply with applicable laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to brokerage services available to their citizens over the Internet from service providers located elsewhere. In addition, we have become licensed by a number of regulatory bodies in several foreign countries and are subject to their laws and regulations. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and operating results. For more information, see “Regulation — Foreign Jurisdictions and Regulation.”

In addition, we currently offer foreign securities brokerage services in Australia and may in the future choose to do so in additional countries. There are certain risks inherent in doing so. Among other risks, we may face less developed technological infrastructures, less developed automation in exchanges, depositories and national clearing systems, exchange rate fluctuations, increased credit risk and unexpected changes in regulatory requirements, tariffs and other trade barriers. Where we do business through an international entity, we may also face barriers to repatriation of foreign earnings. Any of these could have a material adverse effect on our future international operations and consequently on our business, financial condition and operating results.

Substantial competition could reduce our market share and harm our financial performance.

The market for electronic brokerage services is rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc., TradeStation Group, Inc., thinkorswim Group, Inc. and

TradeKing. We also encounter competition from the broker-dealer affiliates of established full commission brokerage firms as well as from mutual fund sponsors, banks and other organizations that provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, and have greater name recognition and a more extensive customer base than we do.

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

We believe that the general financial success of companies within the online brokerage industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. We may not be able to compete effectively with our current or future competitors.

If we fail to attract customers in a cost-effective manner, our profitability and growth may be impaired.

Our profitability and growth depends on increasing our customer base in a cost-effective manner. For the years ended December 31, 2004, 2005 and 2006, we incurred advertising expenses of $6.7 million, $5.7 million and $7.5 million, respectively. Although we have spent significant financial resources on advertising and related expenses and plan to continue to do so, there are no assurances that these efforts will be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, filter software programs that limit or prevent our advertisements and other communications from being displayed on or delivered to our current and potential customers’ computers are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect our Internet advertising. Finally, our sales and marketing methods are subject to regulation by the CBOE and the NASD. The rules and regulations of these organizations impose specific limitations on our sales methods, including our advertising and payments to non-broker-dealers. If we do not achieve our advertising objectives, our profitability and growth may be impaired.

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

In addition, a portion of our revenue is derived from payment for order flow. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. If these payments were to be reduced or eliminated for competitive or other reasons, our business could be materially adversely affected. For example, in January 2007, the six option exchanges, at the direction of the SEC, instituted a pilot program to allow the options of certain underlying symbols to be quoted and traded in $0.01 increments in lieu of the $0.05 increments previously used. The initial pilot program consists of 13 underlying securities. If, as a result of reduction in the quoting increment, bid/ask spreads tightened, the profitability of the market makers that execute the trades may be diminished. If that happens, we could experience a reduction in the payment for order flow we receive from market makers and exchanges for routing orders to them. Payment for order flow represented approximately 18% of our revenue for the year ended December 31, 2006.

We have exposure to interest rate risk.

A significant portion of our revenue is generated from investing customer cash that is deposited with us in interest-earning assets offset by interest liabilities we pay our customers on those deposits. In addition, we earn fees on our money market fund sweeps with third-party money managers. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

We have exposure to liquidity risk.

We fund customer margin loans with customer credit balances held to support short option and short stock positions. A reduction of funds available from client credit balances may require us to seek other potentially more expensive forms of financing, such as borrowings on lines of credit. We do not currently have a committed line of credit and there can be no assurance that such financing would be available.

We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation.

Many of our customer accounts are margin accounts. In margin transactions, we may be obligated for credit we extend to our customers, subject to various regulatory margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. We also execute customer transactions involving the sale of securities not yet purchased which result in us extending leverage to our customers. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. When we extend margin or our customers use leverage, we may be exposed to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

We expect this kind of exposure to increase with growth in our overall business. Because the losses associated with margin accounts can exceed the amount of the margin loans reflected on our balance sheet, we may be exposed to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2006, we had $127.1 million in margin credit extended to our customers through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.

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

We receive and process trade orders through a variety of electronic channels. Our online trading services are heavily dependent on the integrity of the systems supporting them. Our systems and operations, including our Web servers and those of our third-party service providers, are vulnerable to damage or interruption from human error, sabotage, encryption failures, break-ins, intentional acts of vandalism, earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems and operations, and similar events. Our disaster recovery planning cannot account for all eventualities. In addition, extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes.

Systems failures or delays may occur in the future and could cause, among other things, unanticipated disruptions in service to our customers, slower system response time resulting in transactions not being processed as quickly as our customers desire, decreased levels of customer service and customer satisfaction and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of customers or a reduction in the growth of our customer base;

•	increased operating expenses;

•	financial losses; and

•	litigation or other customer claims; and regulatory sanctions or additional regulatory burdens.

Our business also depends on the continued reliability of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage and our business could be materially adversely affected.

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

Acquisitions involve risks that could adversely affect our business.

In January 2007, we acquired XpressTrade, LLC, an online futures and forex broker. If appropriate opportunities present themselves, we may acquire other businesses, products or technologies that we believe are strategic.

There are numerous risks involved with acquisitions, including:

•	difficulties in the integration of acquired operations, services and products;

•	failure to achieve expected synergies;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which could reduce future reported earnings;

•	potential loss of clients or key employees of acquired companies; and

•	dilution to existing stockholders.

The failure to integrate XpressTrade or any future acquisition successfully or the failure to manage the risks outlined above could have a material adverse effect on our business.

Failure to comply with net capital requirements could adversely affect our business.

The SEC, the NASD, the CBOE, the CFTC, the NFA and other self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants (FCM). Our broker-dealer and FCM subsidiaries are required to comply with these net capital requirements. If we fail to maintain the required net capital, the SEC could fine us or even suspend or revoke our registration, or the applicable SRO could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our business. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our net capital position.

As a holding company, we access the earnings of our broker-dealer subsidiaries through receipt of dividends from those subsidiaries. Net capital requirements may limit our ability to access those earnings.

Our recent conversion to self-clearing securities transactions will require additional resources and subject us to additional regulations.

Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. Converting to self-clearing has created additional costs for us and requires additional time and attention of management. In addition, over time, the cost savings and efficiencies of self-clearing may be less favorable than we expect as a result of increased fixed costs or unanticipated infrastructure or incremental costs, mistakes, increased regulatory scrutiny or other factors. Such anticipated savings may be more than offset by account losses or reduced trading activity if any self-clearing mistakes or failures occur which undermine our clients’ or prospects’ confidence in our ability to conduct reliable self-clearing operations.

We are dependent on clearing agents for executing and processing our futures transactions and any failures by them or difficulties in our relationships could materially harm our business.

We are dependent on certain clearing agents for the orderly processing of futures and options on futures transactions. Our clearing agreements with our clearing firms may be terminated by any of the parties upon prior written notice. Breaches or termination of these agreements or the clearing firms’ agreements with their third-party suppliers could harm our business. Termination of our relationship with our clearing firms could expose us to certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws, which could have a material adverse effect on our business. Moreover, we have agreed to indemnify and hold harmless our clearing firms from certain liabilities or claims, including claims arising from the transactions of our customers, and may incur significant costs as a result.

The loss of or change in our third-party vendors may adversely affect our business.

We rely on a number of third parties for various services. These include the services of market makers and exchanges to execute customer orders and other third parties for back-office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. Third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers. Furthermore, we have offsite third-party data center operations that are critical to our business. To facilitate our self-clearing operations, we rely on third-party software and systems, including Sungard Financial Systems’ Phase3 trade processing and settlement software system.

We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any third-party service provider as a result of systems failures, capacity constraints, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, may impact our ability to process trades and have other material adverse effect on our business, financial condition and operating results.

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

We are exposed to potential losses resulting from fraud and other misconduct by employees, customers or third parties. Employees may bind us to transactions that exceed authorized limits or present unacceptable risks, hide from us unauthorized or unsuccessful activities or improperly use confidential information. Third parties may engage in fraudulent activities, including fraudulent access to legitimate customer accounts, the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities. Any such losses could have a material adverse effect on our business, financial condition and operating results.

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

Prior to our initial public offering in January 2005, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We continue to work with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, internal controls, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies, including under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board, have created additional costs for us and require the time and attention of management. We cannot predict or estimate the future amount of the costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business.

The market price of our common stock could fluctuate significantly.

Our common stock, and the U.S. securities markets in general, have experienced significant price fluctuations in recent years. The market prices of securities of Internet-related companies, in particular, have been especially volatile. The price of our common stock could decrease substantially. In addition, because the market price of our common stock tends to fluctuate significantly, we could become the object of securities class action litigation which could result in substantial costs and a diversion of management’s attention and resources.

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

Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 41% of our outstanding common stock. As a result, these stockholders, acting together, will have significant influence over the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary items. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

The future sale of shares of our common stock may negatively impact our stock price.

If our shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by our largest shareholder or any other large shareholders could cause the market price of our common stock to fall.

We have granted certain stockholders the right to require us to register their shares of our new common stock, representing 19,562,730 shares of our common stock as of February 22, 2007. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares may have a negative impact on the market price for our common stock.

Provisions in our charter documents and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock.

Certain provisions of our certificate of incorporation and by-laws may inhibit changes in control of our company not approved by our board of directors or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

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

In each of the last seven quarters we have declared and paid quarterly dividends on all outstanding shares of common stock. There can be no assurance, however, as to the amount and frequency of any such dividend or that a dividend will be paid at all due to factors relating to our actual future earnings and capital requirements and to the discretion of our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters and primary data center, located in Chicago, Illinois. We also lease office space in several cities throughout the United States. The following table sets forth certain information with respect to our facilities:

Location	Space	Principal Usage

Chicago, IL	23,147 sq. feet	Corporate Headquarters
El Paso (Mesa St), TX	10,000 sq. feet	Customer Service Center
El Paso (Granada St), TX	2,200 sq. feet	Office Space
Thousand Oaks, CA	950 sq. feet	Office Space

In February 2007, we signed a lease for approximately 41,100 square feet to replace our corporate headquarters in Chicago. We begin paying rent under this new lease on January 1, 2008. Our rent obligations for our existing corporate headquarters end on November 30, 2007.

ITEM 3.	LEGAL PROCEEDINGS

We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Like other securities brokerage firms, we have been named as a respondent in arbitrations and from time to time we have been threatened with litigation, or named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the Nasdaq Global Market under the symbol “OXPS” on January 27, 2005. Prior to that date, there was no established public trading market for our common stock. The following table shows the high and low sales prices for our common stock based on actual transaction on The Nasdaq Global Market during each of the quarters presented. The prices do not include retail markups, markdowns or commissions.

	Common Stock		Common Stock
	Closing Sales Price		Closing Sales Price
	2006		2005
	High	Low	High	Low

First Quarter	$32.40	$24.25	$23.90	$15.55
Second Quarter	$33.94	$20.75	$17.47	$12.48
Third Quarter	$29.40	$21.13	$19.07	$15.11
Fourth Quarter	$32.19	$22.20	$26.20	$17.21

The closing sale price of our common stock as reported on the Nasdaq Global Market on December 29, 2006 was $22.69 per share. As of that date there were 108 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information previously provided to us by depositories and brokers, we believe there are more than 29,000 beneficial owners.

Dividends

We have paid a quarterly dividend in each quarter since our initial public offering in 2006. We recently declared a dividend of $.0625 per share for the first quarter of 2007, a 25% increase over the $.05 per share dividend we paid in the fourth quarter of 2006.

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

The initial public offering resulted in net proceeds to us of approximately $74.8 million (net of underwriters commission of $5.8 million and incurred offering expenses of approximately $1.9 million, net of a $0.6 million reimbursement by the underwriters of a portion of the expenses). We have used the net proceeds of this offering to pay the cash portion of the purchase price for our acquisition of XpressTrade, LLC and to support the increased capital requirements in connection with our conversion to a self-clearing broker-dealer. None of the net proceeds from the initial public offering were used to pay, directly or indirectly, any director, officer, ten-percent stockholder or affiliate of ours and no fees or expenses were paid, directly or indirectly, to any director, officer, ten-percent stockholder or affiliate of ours.

In connection with our acquisition of 100% of the membership interests of XpressTrade, LLC in January 2007, we issued 504,546 shares of our common stock to the members of XpressTrade, LLC, paid approximately $25.9 million in cash, and assumed certain liabilities. We relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issued such shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary consolidated financial and operating data should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The financial information for the years ended December 31, 2006, 2005 and 2004 set forth below was derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical financial and operating information may not be indicative of our future performance.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share data)

Results of Operations
Revenues
Commissions	$123,305	$91,410	$71,567	$38,088	$14,173
Other brokerage related revenue	33,816	24,503	17,751	8,793	2,751
Interest revenue and fees	30,781	12,813	3,648	1,274	340
Interest expense	(1,440)	—	—	—	—

Net interest revenue and fees	29,341	12,813	3,648	1,274	340
Other	470	257	103	26	4
Total revenues	$186,932	$128,983	$93,069	$48,181	$17,268
Expenses
Brokerage, clearing, and other related expenses	$21,583	$15,295	$14,258	$8,494	$5,198
Compensation and benefits	21,510	14,175	9,760	5,037	2,865
Advertising	7,454	5,681	6,675	2,975	1,070
Quotation services	5,688	4,249	3,693	1,984	786
Depreciation and amortization	3,394	2,293	1,648	770	331
Technology and telecommunication	2,969	2,305	1,434	693	362
Other	7,447	4,732	3,376	1,010	466
Total expenses	70,045	48,730	40,844	20,963	11,078
Income before income taxes	116,887	80,253	52,225	27,218	6,190
Income taxes	45,158	31,512	21,015	10,862	1,819
Net income	$71,729	$48,741	$31,210	$16,356	$4,371
Net income per share — basic	$1.15	$0.79	$0.56	$0.30	$0.08
Net income per share — diluted	$1.15	$0.79	$0.55	$0.29	$0.08
Weighted average shares — basic	62,319	60,136	37,956	40,583	38,935
Weighted average shares — diluted	62,612	62,055	57,264	56,783	55,370

	As of December 31,
	2006	2005	2004	2003	2002

Statistical Data
Number of customer accounts (at period end)(1)	204,600	161,800	101,000	57,700	22,200
Daily average revenue trades (“DARTs”)(2)	27,200	19,600	13,600	7,600	2,800
Customer trades per account(3)	37	38	43	47	53
Average commission per trade	$18.13	$18.54	$20.99	$19.90	$19.80
Option trades as a percent of total trades	74%	76%	79%	79%	90%
Advertising expense per net new customer account(4)	$138	$93	$154	$84	$61
Balance Sheet (at period end, in thousands)
Cash and short-term investments	$194,665	$105,533	$24,759	$2,777	$2,604
Total assets	687,524	126,569	40,095	9,990	5,129
Long-term debt	—	—	—	—	—
Total liabilities	506,696	8,050	7,089	2,011	2,213
Total stockholders’ equity	180,828	118,519	33,006	7,979	2,916
Dividends
Dividends declared per share (during the period)	$0.20	$0.72	$0.13	$0.17	$0.05

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period.

(4)	Calculated based on total net new customer accounts opened during the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We offer a comprehensive suite of brokerage services for option, stock, futures, mutual fund and fixed-income product investors. We have been recognized as offering the leading online retail brokerage platform for the rapidly expanding listed equity options market, based on the quality of our proprietary technology and our customer experience. We opened our first customer account in December 2000. Since that time, we have grown to over 200,000 customer accounts. Our option trades represented approximately 3% of all listed U.S. options volume for the year ended December 31, 2006. We believe this makes us one of the largest retail online options brokers. Our revenue consists primarily of commissions from customers’ trades of options, stocks, futures, mutual funds and fixed-income products. In 2006, option trades represented approximately 74% of our customers’ trades, with approximately 25% coming from stocks and approximately 1% coming from mutual funds and fixed-income products.

Sources of Revenue

Our largest source of revenue is commissions earned from our brokerage activities, which are driven largely by our customers’ trading activities. In addition, like other retail brokerage firms, we receive payment for order flow from exchanges and liquidity providers where our customers’ orders are routed. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Payment for order flow is included in other brokerage related revenue. Commissions and their related clearing costs and payment for order flow are recorded on a trade date basis as transactions occur. Interest revenue and fees consists primarily of cash held in short-term investments, the income generated by charges to customers on margin balances and customer cash held and invested by the Company, net of interest paid to customers on their credit balances. Interest revenue and fees also includes fees earned on customer assets invested in money market funds. Commissions represented 66.0%, 70.9% and 76.9%, of our total revenues in 2006, 2005 and 2004, respectively. Other brokerage related revenue represented 18.1%, 19.0% and 19.1% of our total revenues in 2006, 2005 and 2004, respectively.

Operating Expenses

Brokerage, clearing and other related expenses

Our largest single expense item is brokerage, clearing and other related expenses, which includes the costs of executing and clearing customer trades. These costs include back office software and other third-part services we use to support our self-clearing operations, fees to clearing organizations, exchanges and third-party broker-dealers. These costs are largely variable with trade volumes and losses for execution errors, customer execution price adjustments and customer concessions.

Other operating expenses

Our largest other operating expense is employee compensation and benefits, which includes salaries, bonuses, group insurance, contributions to benefit programs and other related employee costs. Due to the efficiencies created by our technology and brokerage platform, our employee compensation expense is a lower percentage of revenue than our major online competitors and traditional, full service brokerage firms. Advertising costs are expensed as incurred, except for the production of broadcast advertising, which is expensed when the first broadcast airs, and includes production and communication of advertising and other marketing activities. Quotation services include costs paid to exchanges and outside firms to provide securities and futures quotes to our customers. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of capitalized software. Other expenses include lease expenses on office space, data centers, computers and other equipment, telecommunications, postage and news costs, travel expenses and other miscellaneous expenses. As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which required us to incur significant expenditures to establish systems, retain consultants and hire and train personnel to comply with these requirements.

Results of Operations

The following table sets forth our total revenues and consolidated statements of operations data for the periods presented as a percentage of total revenues:

	Year Ended December 31,
	2006	2005	2004

Results of Operations
Total revenues (in thousands)	$186,932	$128,983	$93,069
Brokerage, clearing, and other related expenses	11.5%	11.8%	15.3%
Compensation and benefits	11.5	11.0	10.5
Advertising	4.0	4.4	7.2
Quotation services	3.0	3.3	4.0
Depreciation and amortization	1.8	1.8	1.8
Technology and telecommunication	1.6	1.8	1.5
Other	4.0	3.7	3.6
Income before income taxes	62.6	62.2	56.1
Income taxes	24.2	24.4	22.6
Net income	38.4	37.8	33.5

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Overview

Our results for the year ended December 31, 2006 reflect the following principal factors:

•	total customer accounts increased by 42,800 to 204,600, or 26.5%;

•	total trades increased by 1.9 million to 6.8 million, or 38.8%; and

•	average commission per trade decreased by $0.41 to $18.13, or 2.2%.

A significant factor in the growth for the year ended December 31, 2006 versus December 31, 2005 was the strength of the overall equity markets in the first and second quarters of 2006. The result was extremely strong first and second quarters followed by more modest growth in the third and fourth quarters.

Total revenues

Our total revenues increased $57.9 million, or 44.9%, for the year ended December 31, 2006 to $186.9 million compared to $129.0 million for the year ended December 31, 2005. The increase in total revenues consisted primarily of an increase in brokerage commissions for the year ended December 31, 2006 of $31.9 million, or 34.9%, to $123.3 million compared to $91.4 million for the year ended December 31, 2005, and an increase in payment for order flow of $9.3 million, or 38.0%, to $33.8 million for the year ended December 31, 2006 compared to $24.5 million for the year ended December 31, 2005. The increase in total revenues also resulted from an increase in net interest revenue and fees of $16.5 million, or 129.0%, to $29.3 million for the year ended December 31, 2006 compared to $12.8 million for the year ended December 31, 2005. The increases in brokerage commissions and payment for order flow were primarily the result of the increase in the number of total trades processed during this year. The increase in the number of trades was partially offset by the decrease in the average commission per trade as a result of more customers qualifying for our active trader rate and a decrease in the percentage of total trades that were option trades. The increase in net interest revenue and fees was the result of an increase in customer cash and margin balances, an increase in the average net interest rate earned on those customer cash balances, margin balances and Company cash balances. In addition, prior to our conversion to self-clearing we shared a portion of the net interest earned on customer cash and margin balances with our clearing firms. Following our conversion to self-clearing, we retain the entire net interest.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses increased $6.3 million, or 41.1%, to $21.6 million for the year ended December 31, 2006 from $15.3 million for the year ended December 31, 2005. Increased brokerage expenses were primarily due to a 38.8% increase in total brokerage trades combined with a higher percentage of index option trades on which we are charged execution fees by the applicable exchange. Brokerage, clearing, and other related expenses were also impacted by our conversion to self-clearing, which eliminated the third-party clearing fees we pay on our securities trades but required us to incur additional costs, including back office software and other third-party services we use to support our self-clearing operations, and fees to clearing organizations.

Compensation and benefits

Compensation and benefits expenses increased $7.3 million, or 51.7%, to $21.5 million for the year ended December 31, 2006 from $14.2 million for the year ended December 31, 2005. Increased compensation expenses were primarily due to an increase in the number of employees from 152 to 206, to service the continued growth of our accounts and trades, to continue developing our technology infrastructure, and to increase our operations staff in connection with our conversion to self-clearing.

Advertising

Advertising expenses increased $1.8 million, or 31.2%, to $7.5 million for the year ended December 31, 2006 from $5.7 million for the year ended December 31, 2005. Advertising expense per net new account increased to $138 for the year ended December 31, 2006 from $93 for the year ended December 31, 2005.

Quotation services

Quotation services expenses increased $1.5 million, or 33.9%, to $5.7 million for the year ended December 31, 2006 from $4.2 million for the year ended December 31, 2005. Increased quotation services expenses were primarily due to a 26.5% increase in customer accounts.

Depreciation and amortization

Depreciation and amortization expenses increased $1.1 million, or 48.0%, to $3.4 million for the year ended December 31, 2006 from $2.3 million for the year ended December 31, 2005. Increased depreciation and amortization expenses were primarily due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.

Technology and telecommunication

Technology and telecommunication expenses increased $0.7 million, or 28.8%, to $3.0 million for the year ended December 31, 2006 from $2.3 million for the year ended December 31, 2005. Increased technology and telecommunication expenses were primarily due to added telecommunications and data feed expenses required to support the increase in customer accounts.

Other

Other expenses increased $2.7 million, or 57.4%, to $7.4 million for the year ended December 31, 2006 from $4.7 million for the year ended December 31, 2005. Increased other expenses were primarily due to increased general administrative expenses consistent with the growth of our business, the costs associated with the conversion to self-clearing, and the costs associated with becoming compliant with the Sarbanes-Oxley Act of 2002.

Income taxes

Income taxes increased $13.7 million, or 43.3%, to $45.2 million for the year ended December 31, 2006 from $31.5 million for the year ended December 31, 2005. Increased income taxes are the result of the 45.6% increase in income before income taxes, partially offset by a portion of our interest revenue being generated from tax-exempt bonds.

Net income

As a result of the foregoing, we reported $71.7 million in net income for the year ended December 31, 2006, as compared to $48.7 million in net income for the year ended December 31, 2005, an increase of $23.0 million, or 47.2%.

Year Ended December 31, 2005 versus Year Ended December 31, 2004

Overview

Our results for the year ended December 31, 2005 reflect the following principal factors:

•	total customer accounts increased by 60,800 to 161,800, or 60.2%;

•	total trades increased by 1.5 million to 4.9 million, or 44.2%; and

•	average commission per trade decreased by $2.45 to $18.54, or 11.7%.

A significant factor in the growth for the year ended December 31, 2005 versus December 31, 2004 was the strength of the overall equity markets in the third and fourth quarters of 2005. The result was extremely strong third and fourth quarters that were preceded by more modest growth in the first and second quarters.

Total revenues

Our total revenues increased $35.9 million, or 38.6%, for the year ended December 31, 2005 to $129.0 million compared to $93.1 million for the year ended December 31, 2004. The increase in total revenues consisted primarily of an increase in brokerage commissions for the year ended December 31, 2005 of $19.8 million, or 27.7%, to $91.4 million compared to $71.6 million for the year ended December 31, 2004, and an increase in payment for order flow of $6.7 million, or 38.0%, to $24.5 million for the year ended December 31, 2005 compared to $17.8 million for the year ended December 31, 2004. The increase in total revenues also resulted from an increase in interest income of $9.2 million, or 251.2%, to $12.8 million from for the year ended December 31, 2005 compared to $3.6 million for the year ended December 31, 2004. The increases in brokerage commissions and payment for order flow were primarily the result of the increase in the number of total trades processed during this year. The increase in the number of trades was partially offset by the decrease in the average commission per trade as a result of more customers qualifying for our active trader rate and a decrease in the average number of option contracts per trade. The increase in interest income was the result of an increase in customer cash and margin balances, an increase in the average net interest rate earned on those customer cash balances, and margin balances and interest earned on the proceeds from our initial public offering.

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

Income taxes

Income taxes increased $10.5 million, or 50.0%, to $31.5 million for the year ended December 31, 2005 from $21.0 million for the year ended December 31, 2004. Increased income taxes are the result of the 53.7% increase in income before income taxes, partially offset by a portion of our interest revenue being generated from tax-exempt municipal bonds.

Net income

As a result of the foregoing, we reported $48.7 million in net income for the year ended December 31, 2005, as compared to $31.2 million in net income for the year ended December 31, 2004, an increase of $17.5 million, or 56.2%.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations as well as the issuance of common stock. We plan to finance our future operating liquidity and regulatory capital needs from our earnings. Although we have no current plans to do so, we may issue equity or debt securities or enter into secured lines of credit from time to time.

As a holding company, almost all of our funds generated from operations are generated by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies including the SEC, NASD, CFTC and NFA, relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company.

optionsXpress, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. In August 2006, upon the commencement of our self-clearing operations, the company changed its calculation of net capital requirements to the “alternative method.” Under this method, optionsXpress, Inc. is required to maintain minimum net capital that is the greater of $0.5 million or 2% of customer debit balances, as these terms are defined. In addition, to satisfy the increased regulatory capital requirements in connection with optionsXpress, Inc.’s conversion to self-clearing, optionsXpress Holdings, Inc. transferred approximately $70 million of capital in the form of short-term investments to optionsXpress, Inc.

optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule 15c3-1 ($0.5 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts.

As of December 31, 2006, optionsXpress, Inc. had net capital requirements of $4.0 million and net capital of $98.6 million. As of December 31, 2005, optionsXpress, Inc. had net capital requirements of $0.6 million and net capital of $5.5 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. In connection with our self-clearing of securities trades in 2006, we are now required to make security deposits with clearing corporations. We believe we currently have sufficient capital to satisfy these ongoing requirements.

Cash Flow

Cash provided by operating activities was $107.0 million for the year ended December 31, 2006, compared to cash provided by operating activities of $50.7 million for the year ended December 31, 2005 and $32.0 million for the year ended December 31, 2004. The primary reason for the increase in cash provided by operating activities was the 47.2% increase in our net income in 2006, and the increase in our overall cash balances associated with becoming self-clearing.

Cash used in investing activities was $29.8 million for the year ended December 31, 2006, compared to cash used in investing activities of $100.0 million and $3.2 million for the years ended December 31, 2005 and 2004, respectively. The decrease in cash used in investing activities was due primarily to a smaller portion of our excess cash being used to purchase short-term investments for the year ended December 31, 2006 as a result of security deposits we were required to make with clearing corporations.

Cash used in financing activities was $10.9 million for the year ended December 31, 2006, compared to cash provided by financing activities of $34.8 million and cash used in $6.8 million for the years ended December 31, 2005 and 2004. The decrease in cash provided by financing activities was due primarily to the net proceeds received from our initial public offering partially offset by cash dividends of $40.9 million being paid for the year ended December 31, 2005.

Capital Expenditures

Capital expenditures were $5.9 million for the year ended December 31, 2006, compared to $2.6 million and $3.2 million for the years ended December 31, 2005 and 2004, respectively. Capital expenditures for the years ended December 31, 2006, 2005 and 2004 included capitalized software development costs, which we capitalized in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.

Off-Balance-Sheet Arrangements

In the ordinary course of business, there are certain customer activities that may result in contingencies that are not reflected in the consolidated financial statements. These activities may expose us to off-balance-sheet credit risk in the event the customers are unable to fulfill their contractual obligations. Many of our customer accounts are margin accounts. In margin transactions, we may be obligated for credit extended to our customers by our clearing firms, subject to various regulatory and clearing firm margin requirements. See “Risk Factors — We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation” for a more detailed discussion of this risks associated with these arrangements.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments at December 31, 2006:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)

Capital lease obligations	$73	$73	$—	$—	$—
Operating lease obligations	1,047	554	276	217	—
Purchase obligations	3,954	1,637	1,797	520	—

Total	$5,074	$2,264	$2,073	$737	$—

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an ongoing basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we believe the accounting policy that has a material impact on our consolidated financial statements and requires management to make assumptions and estimates involving significant judgment relates to the capitalization of software development.

Software

Costs associated with software developed for internal use include capitalized costs based on SOP 98-1 and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of the software that do not meet the capitalization criteria are expensed as incurred. These capitalized costs are amortized on a straight-line basis over three years. During 2004, 2005 and 2006, we capitalized $1.1 million, $1.1 million and $1.6 million, respectively, of software development costs. In addition, during 2004, 2005, and 2006, we expensed $1.1 million, $1.4 million and $2.0 million for costs associated with software that did not meet the capitalization criteria.

The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We utilize a project management tool to assist in validating the underlying estimates used in the determination of time devoted. We review for any impairment of the capitalized costs on a periodic basis.

Recently Issued Accounting Standards

FIN No. 48 — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for our fiscal year beginning January 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that year, presented separately. We do not anticipate any material adjustments being required with the adoption of FIN No. 48.

SFAS No. 157 — In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for our fiscal year beginning January 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We do not hold any market risk-sensitive instruments for trading purposes. We do not have material exposure to commodity price changes, foreign currency fluctuations or similar market risks other than the effect they may have on trading volumes. Accordingly, we have not entered into any derivative contracts to mitigate such risks. In addition, we do not trade securities for our own account or maintain inventories of securities for sale, and therefore are not subject to equity price risk.

Our revenues and financial instruments are denominated in U.S. dollars, and we do not invest in derivative financial instruments.

Interest Rate Risk

As a self-clearing broker-dealer, we hold interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. Interest-earning assets are financed primarily by short-term interest-bearing liabilities in the form of customer cash balances. We earn a net interest spread on the customer balances, as well as on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since we set the rate paid on customer cash balances and the rate charged on customer margin loans, we are able to manage a substantial portion of our interest rate risk. However, a rising interest rate environment generally results in our earning a larger net interest spread while a falling interest rate environment generally results in our earning a smaller net interest spread. We estimate that as of December 31, 2006, an immediate one hundred basis point increase or decrease in short-term interest rates would result in approximately $2.7 million more or less annual pre-tax income, respectively.

Changes in interest rates also affect the interest earned on our cash and cash equivalents and short-term investments. To reduce this interest rate risk, we are currently invested in investments with short maturities.

Credit Risk

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

We expect this kind of exposure to increase with growth in our overall business. Because the losses associated with margin accounts can exceed the amount of the margin loans reflected on our balance sheet, we may be exposed to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2006, we had $127.1 million in margin credit extended to our customers. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control system has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing the operational effectiveness of the Company’s internal control over financial reporting. The results of its assessment were reviewed with the Audit Committee of the Board of Directors.

Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective. The Company’s independent auditors have audited this assessment of the Company’s internal control over financial reporting, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
optionsXpress Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that optionsXpress Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). optionsXpress Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that optionsXpress Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, optionsXpress Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of optionsXpress Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 23, 2007

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the company’s disclosure controls and procedures as of December 31, 2006. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006, we established additional internal controls over financial reporting in connection with our conversion to a self-clearing broker-dealer. Other than those controls established in connection with our conversion to a self-clearing broker-dealer, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 24, 2007, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

Page
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

(a)(3) See attached Exhibit Index.

(b) Exhibits. See attached Exhibit Index.

(c) none

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

Signature	Title

/s/ JAMES A. GRAY James A. Gray	Chairman of the Board

/s/ DAVID S. KALT David S. Kalt	Chief Executive Officer (Principal Executive Officer) and Director

/s/ NED W. BENNETT Ned W. Bennett	Chief Operating Officer and Director

/s/ DAVID A. FISHER David A. Fisher	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BRUCE EVANS Bruce Evans	Director

/s/ STEVEN FRADKIN Steven Fradkin	Director

/s/ STEVEN SCOTT WALD Steven Scott Wald	Director

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of optionsXpress Holdings, Inc.(3)
3.2	Amended and Restated By-laws of optionsXpress Holdings, Inc.(1)
4.1	Certificate of Common Stock of optionsXpress Holdings, Inc.(1)
10.1	Restricted Stock Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(1)(2)
10.2	Management Rights Agreement, dated January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P.(1)
10.3	optionsXpress, Inc. 2001 Equity Incentive Plan(1)
10.4	Form of optionsXpress Holdings, Inc. 2005 Equity Incentive Plan(1)
10.5	Form of optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan(1)
10.6	Amended and Restated Retention Agreement, by and between optionsXpress, Inc. and James A. Gray dated January 3, 2007
10.7	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and David S. Kalt(1)(2)
10.8	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett(1)(2)
10.9	Employment Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(1)(2)
10.10	Form of Indemnification Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and its directors(1)
10.11	Amended and Restated 2005 Employee Stock Purchase Plan, incorporated by reference to the Report on Form 8-K, filed May 17, 2005(2)
14.1	Code of Ethics(3)
21.1	Subsidiaries of optionsXpress Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc Registration Statement on Form S-1

(2)	Management Contract

(3)	Incorporated by reference to the same exhibit filed with the optionsXpress Holdings, Inc. Annual Report of Form 10-K, filed March 30, 2006

optionsXpress Holdings, Inc.

Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
optionsXpress Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of optionsXpress Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of optionsXpress Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of optionsXpress Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 23, 2007

optionsXpress Holdings, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2006	2005	2004
	(In thousands, except per share data)

Revenues
Commissions	$123,305	$91,410	$71,567
Other brokerage-related revenue	33,816	24,503	17,751
Interest revenue and fees	30,781	12,813	3,648
Interest expense	(1,440)	—	—

Net interest revenue and fees	29,341	12,813	3,648
Other income	470	257	103

Total revenues	186,932	128,983	93,069
Expenses
Brokerage, clearing, and other related expenses	21,583	15,295	14,258
Compensation and benefits	21,510	14,175	9,760
Advertising	7,454	5,681	6,675
Quotation services	5,688	4,249	3,693
Depreciation and amortization	3,394	2,293	1,648
Technology and telecommunication	2,969	2,305	1,434
Other	7,447	4,732	3,376

Total expenses	70,045	48,730	40,844

Income before income taxes	116,887	80,253	52,225
Income taxes	45,158	31,512	21,015

Net income	$71,729	$48,741	$31,210

Earnings per common share:
Basic	$1.15	$0.79	$0.56
Diluted	1.15	0.79	0.55
Weighted-average number of common shares:
Basic	62,319	60,136	37,956
Diluted	62,612	62,055	57,264

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Financial Condition

	December 31
	2006	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$76,590	$10,258
Short-term investments	118,075	95,275
Cash segregated in compliance with federal regulations	281,288	585
Receivables from brokerage customers	139,080	—
Receivables from brokers, dealers, and clearing organizations	21,601	11,765
Deposits with clearing organizations	38,115	—
Fixed assets (net of accumulated depreciation and amortization of $6,806 and $4,626, respectively)	6,619	4,088
Other assets	6,156	4,598

Total assets	$687,524	$126,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables to brokerage customers	$476,890	$369
Payables to brokers, dealers and clearing organizations	17,422	—
Accounts payable and accrued liabilities	8,748	6,570
Current and deferred income taxes	3,636	1,111

Total liabilities	506,696	8,050
Stockholders’ equity
Common stock, $0.0001 par value, 187,500 shares authorized; 2006 — 62,386 issued and outstanding, 2005 — 62,101 issued and outstanding	6	6
Preferred stock, $0.0001 par value, 75,000 shares authorized; none issued	—	—
Additional paid-in capital	93,183	90,176
Accumulated other comprehensive income (loss)	28	(13)
Retained earnings	87,611	28,350

Total stockholders’ equity	180,828	118,519

Total liabilities and stockholders’ equity	$687,524	$126,569

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

			Series A			Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
	(In thousands)

Balance, January 1, 2004	41,138	$4	13,948	$1	11,275	$—	$(3,301)	$7,979
Preferred stock converted to common stock	13,948	1	(13,948)	(1)	—	—	—	—
Convertible preferred stock issued (Note 12)	—	—	18,196	2	88,388	—	—	88,390
Common stock redeemed (Note 12)	(18,196)	(2)		—	(88,388)	—	—	(88,390)
Direct cost of capital raised	—	—	—	—	(2,491)	—	—	(2,491)
Tax benefit (Note 12)	—	—	—	—	646	—	—	646
Common stock issued	473	—	—	—	2,654	—	—	2,654
Common stock redeemed	(74)	—	—	—	(355)	—	—	(355)
Options exercised	986	1	—	—	374	—	—	375
Stock dividend (Note 12)	21	—	—	—	347	—	(347)	—
Dividends declared	—	—	—	—	—	—	(7,014)	(7,014)
Net income	—	—	—	—	—	—	31,210	31,210
Currency translation adjustment	—	—	—	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	2	31,210	31,212

Balance, December 31, 2004	38,296	$4	18,196	$2	$12,450	$2	$20,548	$33,006
Preferred stock converted into common stock	18,196	2	(18,196)	(2)	—	—	—	—
Proceeds from initial public offering	5,000	—	—	—	76,725	—	—	76,725
Direct costs of capital raised	—	—	—	—	(1,885)	—	—	(1,885)
Tax benefit (Note 12)	—	—	—	—	1,923	—	—	1,923
Stock options expensed	—	—	—	—	24	—	—	24
Employee stock purchase plan	—	—	—	—	14	—	—	14
Stock option exercises	609	—	—	—	924	—	—	924
Stock dividend (Note 12)	—	—	—	—	1	—	(1)	—
Dividend declared	—	—	—	—	—	—	(40,938)	(40,938)
Net income	—	—	—	—	—	—	48,741	48,741
Currency translation adjustment	—	—	—	—	—	9	—	9
Unrealized loss on short-term investments	—	—	—	—	—	(24)	—	(24)

Total comprehensive income	—	—	—	—	—	(15)	—	(15)

Balance, December 31, 2005	62,101	$6	—	$—	90,176	$(13)	$28,350	$118,519
Tax benefit (Note 12)	—	—	—	—	694	—	—	694
Stock options expensed	—	—	—	—	1,452	—	—	1,452
Employee stock purchase plan	1	—	—	—	21	—	—	21
Stock option exercises	284	—	—	—	840	—	—	840
Dividend declared	—	—	—	—	—	—	(12,468)	(12,468)
Net income	—	—	—	—	—	—	71,729	71,729
Currency translation adjustment	—	—	—	—	—	17	—	17
Unrealized loss on short-term investments	—	—	—	—	—	24	—	24

Total comprehensive income	—	—	—	—	—	41	—	—

Balance, December 31, 2006	62,386	$6	—	$—	93,183	$28	$87,611	$180,828

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2006	2005	2004
	(In thousands)

Operating activities
Net income	$71,729	$48,741	$31,210
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,394	2,293	1,648
Stock-based compensation	1,452	24	—
Tax benefit (Note 12)	—	1,923	646
Net deferred income taxes	(439)	195	469
Gain from investment in non-consolidated affiliate	(53)	(189)	(41)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(280,703)	(585)	—
Receivables from brokerage customers, net of allowance for doubtful accounts	(139,080)	—	—
Receivable from brokers, dealers and clearing organizations	(9,836)	(2,466)	(4,929)
Deposits with clearing organizations	(38,115)	—	—
Other assets	(437)	3	(1,569)
Increase (decrease) in:
Payables to brokerage customers	476,521	369	—
Payables to brokers, dealers and clearing organizations	17,422	—	—
Accounts payable and accrued liabilities	2,178	1,547	3,669
Current income taxes payable	2,964	(1,150)	940

Net cash provided by operating activities	106,997	50,705	32,043
Investing activities
Purchases of short-term investments	(74,275)	(240,464)	—
Proceeds from maturities/sales of short-term investments	51,499	145,165	—
Purchases and development of computer software	(2,264)	(1,386)	(1,593)
Purchases of fixed assets	(3,661)	(1,263)	(1,580)
Loan to affiliates and non-affiliates	(972)	(2,098)	(57)
Cash used in business acquisition	(79)	—	—

Net cash used in investing activities	(29,752)	(100,046)	(3,230)
Financing activities
Exercise of stock options	840	924	338
Purchases through employee stock purchase plan	21	14	—
Excess tax benefit for stock-based compensation	694	—	—
Dividends paid	(12,468)	(40,938)	(7,014)
Proceeds from initial public offering	—	76,725	—
Redemption of common stock	—	—	(88,708)
Issuance of convertible preferred stock	—	—	88,390
Issuance of common stock	—	—	2,654
Direct costs of capital raised	—	(1,885)	(2,491)

Net cash provided by (used) in financing activities	(10,913)	34,840	(6,831)

Net increase (decrease) in cash and cash equivalents	66,332	(14,501)	21,982
Cash and cash equivalents, beginning of year	10,258	24,759	2,777

Cash and cash equivalents, end of year	$76,590	$10,258	$24,759

Supplemental disclosure of cash flow information:
Income taxes paid	$41,944	$30,507	$18,950
Interest paid	1,450	17	7
Supplemental disclosure of non-cash activity:
Non-cash exercise of options	$—	$—	$37
Non-cash foreign currency translation	17	9	2
Non-cash unrealized loss on short-term investments	24	(24)	—

See accompanying notes.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.	Basis of Presentation and Nature of Operations

Basis of Presentation

The consolidated financial statements include the accounts of optionsXpress Holdings, Inc., and its subsidiaries including optionsXpress, Inc. and brokersXpress LLC (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company follows United States generally accepted accounting principles, including certain accounting guidance used by the brokerage industry.

Nature of Operations

The Company provides internet-based options, stock, bond, mutual fund and futures brokerage services to retail customers located throughout the United States and certain foreign countries.

optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers, Inc. (NASD), Securities Investor Protection Corporation, the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), and the Options Clearing Corporation (OCC). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (CBOE), the International Securities Exchange, the Boston Options Exchange and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD. In addition, optionsXpress, Inc. and brokersXpress LLC are registered with the Commodities Futures Trading Commission (CFTC) and are members of the National Futures Association (NFA). optionsXpress Canada Corp. is registered with the Investment Dealers Association (IDA). optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore (MAS). On July 27, 2006, the Company acquired a 95 percent equity interest in optionsXpress Europe, B.V., which is registered with and licensed by the AFM.

In September of 2006, optionsXpress, Inc. began providing clearing and execution services for optionsXpress, Inc. customers and to all of the Company’s introducing broker-dealer subsidiaries with the exception of optionsXpress Canada Corp., which receives clearing services from the National Bank Correspondent Network. As the clearing broker, optionsXpress, Inc. maintains custody and control over the assets in those customers’ accounts and provides back office functions including: maintaining customer accounts; extending credit in margin accounts; settling stock and bond transactions with the DTCC and option transactions with the OCC; settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds and transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with a futures clearing merchant.

2.	Summary of Significant Accounting Policies

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

Notes to Consolidated Financial Statements — (Continued)

Commissions

The Company derives commission revenues from customer transactions in options, stock, mutual fund, fixed-income securities, futures and insurance related products. Commission revenues and related brokerage and clearing costs are recognized on a trade-date basis.

Other Brokerage-Related Revenue

The Company receives payment for order flow from exchanges and liquidity providers where its customers’ orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments.

Net Interest Revenue and Fees

Interest revenue and fees consists primarily of interest on short-term investments, the income generated by charges to customers on margin balances and customer cash held and invested by the Company, net of interest paid to customers on their credit balances. Interest revenue and fees also includes fees earned on customer assets invested in money market funds.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held at banks and other financial institutions.

Short-term Investments

Short-term investments held by the Company’s broker-dealer subsidiaries are marked to market with changes in market value reflected in the statement of operations. Short-term investments not held in any of the Company’s broker-dealer subsidiaries are designated as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected as accumulated other comprehensive income (loss).

Cash Segregated in Compliance with Federal Regulations

Cash segregated in compliance with federal regulations consists of interest-bearing cash deposits from customer’s security accounts held in a special reserve bank account according to Rule 15c3-3 of the Securities Exchange Act of 1934 and of interest-bearing cash deposits that have been segregated for the benefit of futures’ customers according to the regulations of the CFTC governing a futures commission merchant.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fixed Assets

Fixed assets consist of furniture, equipment, leasehold improvements, and computer software. Fixed assets are carried at cost, less accumulated depreciation and amortization. The Company depreciates all equipment on a straight-line basis over a period between three and five years based on the expected life of the equipment purchased.

The Company capitalizes costs associated with software developed for internal use based on Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in the development and enhancement of software that do not meet the capitalization criteria are expensed as incurred. Capitalized costs are amortized on a straight-line basis over three years. The Company reviews for any impairment of the capitalized costs on a periodic basis.

Securities Borrowed

Securities borrowed transactions are recorded at the amount of cash collateral advanced. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash or other securities. For these transactions, the fees received by the Company are recorded as interest revenue and fees.

Customer Transactions

Customer transactions are recorded on a settlement date basis. Revenues and expenses related to customer transactions are recorded on a trade date basis. Securities owned by customers, including those that collateralize margin or similar transactions, are not reflected in the consolidated statement of financial condition.

Earnings Per Share

Prior to the conversion of outstanding preferred stock into common stock on January 26, 2005, basic earnings per share (EPS) was computed using the two-class method, which allocates earnings to common stock and participating preferred stock according to dividends declared and participation rights in undistributed earnings. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when the assumed exercise or conversion would have an anti-dilutive effect on EPS.

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

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“No. 123R”) using the modified prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Company has elected to use the alternative transition method of Financial Accounting Standards Board (FASB) Staff Position SFAS 123R-3 to determine the accounting of the income tax effects of payments made related to stock-based compensation. Stock-based compensation expense for 2006 was $1,452 and the pro-forma expended for 2005 and 2004 was, $616 and $327 respectively. The related income tax benefits were $694, $1,923 and $646 for the years ended December 31, 2006, 2005 and 2004 respectively. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for periods prior to the adoption of SFAS No. 123R and is presented in the following chart:

	2005	2004

Net income, as reported	$48,741	$31,210
Deduct — Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	375	196

Pro forma net income	48,366	31,014
Less income allocable to preferred stock	1,020	9,989

Pro forma net income applicable to common stockholders	$47,346	$21,025

Income per share:
Basic, as reported	$0.79	$0.56
Basic, pro forma	0.79	0.55
Diluted, as reported	0.79	0.55
Diluted, pro forma	0.79	0.54

The underlying assumptions to these fair value calculations are discussed in Note 15.

4.	Recent Accounting Pronouncements

FIN No. 48 — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for our fiscal year beginning January 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that year, presented separately. We do not anticipate any material adjustments being required with the adoption of FIN No. 48.

SFAS No. 157 — In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for our fiscal year beginning January 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

5.	Short-Term Investments

The following table summarizes available-for-sale investments as of December 31, 2006:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses	Fair Value

Maturity of less than five years	Auction Rate Certificates	$1,550	$—	$1,550
Maturity of greater than ten years	Auction Rate Certificates	45,675	—	45,675

		$47,225	$—	$47,225

The following table summarizes marked-to-market investments as of December 31, 2006:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses	Fair Value

Maturity of less than five years	Auction Rate Certificates	$500	$—	$500
Maturity of greater than ten years	Auction Rate Certificates	70,350	—	70,350

		$70,850	$—	$70,850

6.	Receivables from Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations consisted of the following at December 31:

	2006	2005

Receivables from clearing organizations	$182	$—
Deposits for securities borrowed	11,828	—
Securities failed to deliver	1,599	—
Net settlement with clearing brokers	626	8,419
Other receivables from brokers	7,366	3,346

	$21,601	$11,765

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Fixed Assets

Fixed assets, including capitalized software development costs, consisted of the following at December 31:

	2006	2005

Computer software	$5,625	$4,574
Computer equipment	7,093	3,566
Office furniture	492	401
Leasehold improvements	215	173

	13,425	8,714
Less accumulated depreciation and amortization	6,806	4,626

	$6,619	$4,088

As of December 31, 2006 and 2005, the cost of internally developed software was $3,728 and $3,370, respectively. The related accumulated amortization related to internally developed software was $1,733 and $1,841, respectively.

8.	Other Assets

Other assets consisted of the following at December 31:

	2006	2005

Loan receivable	$3,000	$2,000
Prepaid expenses	1,067	925
Interest receivable	861	485
Investment in non-consolidated subsidiary	436	396
Security deposits	550	547
Other	242	245

	$6,156	$4,598

9.	Payables to Brokers, Dealers and Clearing Organizations

Amounts payable to brokers, dealers and clearing organizations consisted of the following at December 31:

	2006	2005

Payables to clearing organizations	$6,069	$—
Securities failed to receive	11,353	—

	$17,422	$—

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31:

	2006	2005

Accrued employee compensation	$3,884	$2,801
Accounts payable	768	564
Other accrued expenses	4,096	3,205

	$8,748	$6,570

11.	Commitments, Contingencies, and Guarantees

Commitments

The Company leases office space and equipment under non-cancelable operating lease agreements that expire on various dates through June 2011. Future minimum annual lease commitments, exclusive of additional payments that may be required for certain increases in operating costs, are as follows:

December 31,

2007	554
2008	136
2009	140
2010	144
2011	73

$1,047

Rent expense for the office space during the years ended December 31, 2006, 2005, and 2004, totaled approximately $550, $505 and $309, respectively.

The Company has entered into several capital lease agreements for various types of equipment. These agreements expire on various dates through January 2008. The fixed and determinable portions of these obligations are $73 for the year ended December 31, 2007. The expenses incurred related to these lease agreements were $111, $117 and $77 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company enters into agreements to purchase telecommunications and data services from various service providers. These agreements expire on various dates through August 2010. The fixed and determinable portions of these obligations are $1,637, $987, $810 and $520 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively. The expenses incurred related to these service agreements during the years ended December 31, 2006, 2005, and 2004, were $1,624, $1,319 and $1,145, respectively.

Contingencies

In the ordinary course of business, the Company’s is subject to lawsuits, arbitrations, claims and other legal proceedings. Management cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding the proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the outcome of any pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company has entered into a three-year agreement with the manager of the third party money market fund that is offered to our customers. As of December 31, 2006, the provisions of this agreement require the Company to pay a $1,500 termination fee if it is terminated before September 2009.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Guarantees

In margin transactions, the Company may be obligated for credit that it has extended to its customers. The Company introduces its Canadian customers’ accounts to the clearing broker who clears and carries all customer account activity. The Company clears its futures transactions on an omnibus basis with a futures clearing merchant. The Company has agreed to indemnify its Canadian clearing broker and its futures clearing merchant for losses that they may sustain for the customer accounts introduced to them by the Company.

In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities and supported by other types of recourse. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary. As of December 31, 2006, the Company had $127,073 in credit extended to its customers. The Company is also exposed to risk from the leverage extended to its customers from short sale transactions. The margin and leverage requirements that the Company imposes on its customer accounts meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. The amount of this risk is not quantifiable since the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a result, the Company is exposed to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. The Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.

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

The Company provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees have been recognized in the accompanying consolidated financial statements.

The Company guaranteed a SG$7,500 (approximately US$4,889 as of December 31, 2006) letter of credit issued to the Monetary Authority of Singapore in connection with it subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore.

12.	Capitalization

Common Stock

At December 31, 2006 and 2005, the Company had 187,500 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 62,386 and 62,101 shares were issued and outstanding at December 31, 2006 and 2005, respectively.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company received income tax benefits related to the exercise of non-qualified stock options. The Company is entitled to a deduction for income tax purposes of the amount that employees report as ordinary income on these non-qualified stock options. The tax benefit relating to this tax deduction for the years ended December 31, 2006 and 2005 was $694 and $1,923, respectively, and is included in additional paid-in capital for the period of the tax reduction.

Preferred Stock

At December 31, 2006 and 2005, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. No preferred shares were issued and outstanding as of December 31, 2006.

At December 31, 2004, the Company had 18,196 shares of Series A convertible preferred stock issued and outstanding. On January 26, 2005, in connection with the initial public offering of the Company, all shares of this Series A preferred stock issue were converted into shares of common stock on a one for one basis.

Dividends

The Company has declared and paid dividends totaling $12,468, $40,938 and $7,014 during the years ended December 31, 2006, 2005, and 2004, respectively, to all preferred and common stockholders of record.

Dividends per share for each class of shares were as follows:

	2006	2005		2004

Common stock:
March 31	$0.05	$0.60	*	$0.00
June 30	0.05	0.04		0.13	**
September 30	0.05	0.04		0.00
December 31	0.05	0.04		0.00
Convertible preferred stock:
March 31	$0.00	$0.60	*	$0.00
June 30	0.00	0.00		0.00
September 30	0.00	0.00		0.00
December 31	0.00	0.00		0.00

*	Dividend paid to all stockholders of record immediately prior to the Company’s initial public offering.

**	Dividend paid to all stockholders of record immediately prior to the issuance of the new series of convertible preferred stock on January 15, 2004.

13.	Employee Benefit Plan

optionsXpress, Inc. maintains a 401(k) savings plan covering all eligible employees of optionsXpress, Inc. and brokersXpress, LLC. Discretionary contributions may be made to the plan although no such contributions have been made to the plan for the years ended December 31, 2006, 2005, and 2004.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Employee Stock Purchase Plan

In 2005, the Company implemented a stock purchase plan that offers its employees the opportunity to purchase the Company’s stock at a five percent discount. In general, participants may elect to have a certain amount withheld through payroll over a six-month period. At the end of each six-month period, the employee’s withholding is used to purchase the Company’s stock for the employee at a five percent discount from the closing price on the last day of the period.

15.	Equity Incentive Plan

In 2005, the Company adopted the optionsXpress 2005 Equity Incentive Plan (the Plan), which replaced the 2001 Equity Incentive Plan. Under the terms of the Plan, the Company may grant eligible employees, directors, independent contractors, or consultants of the Company and its subsidiaries restricted stock or options to purchase up to 1,250 shares of the Company’s previously unissued common stock. The vesting schedule for each option grant is set by the Company. During 2006, all newly issued grants had vesting schedules of five years. In general, one-fifth of the options become exercisable on the first anniversary date following the grant. The remaining four-fifths become exercisable over the remaining four years. All options expire ten years after the date of the grant.

The following table summarizes the stock option activities of the Plan for the year ended December 31, 2006:

	2006
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic Value
	Options	Price	Contractual Term	As of 12/31/06

Outstanding, January 1	786	$8.25
Granted to employees	335	27.87
Exercised by employees	284	2.96
Forfeited by employees	52	23.07

Outstanding, December 31	785	17.56	8.16	$5,658

Vested and expected to vest, December 31	709	16.74	8.08	5,540

Exercisable, December 31	343	9.66	7.21	4,472

The following table summarizes the options outstanding and exercisable at December 31, 2006:

		Options Outstanding		Weighted-		Weighted-
Range of			Remaining	Average	Number of	Average
Exercise Prices		Number	Contractual	Exercise	Options	Exercise
Low	High	Price	Life	Price	Exercisable	Price

$0.17	$7.14	131	6.34	$2.73	125	$2.50
10.73	15.96	191	7.85	12.45	120	11.75
16.00	21.00	208	8.22	17.50	98	16.22
24.26	28.58	101	9.42	26.51	—	—
30.78	32.77	154	9.17	30.88	—	—
		785			343	9.66

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the restricted stock activities of the Plan for the year ended December 31, 2006:

	2006
		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value

Outstanding, January 1	—	$—
Granted to employees	55	30.61
Exercised by employees	—	—
Forfeited by employees	10	29.87

Outstanding, December 31	45	30.78

Exercisable, December 31	—	$—

The total compensation cost for the year ended December 31, 2006 related to stock options and restricted stock was $1,452. Also, as of December 31, 2006, the compensation cost related to stock options and restricted stock not yet vested and not yet recognized was estimated to be $4,299. This compensation cost for the stock options is expected to be recognized over a weighted average period of 1.89 years, and the compensation cost for the restricted stock is expected to be recognized over a weighted average period of 2.16 years.

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $27.87, $16.07 and $11.91, respectively. The total intrinsic value of options exercised during the years 2006, 2005 and 2004 was $7,396, $9,464, $9,394, respectively.

Based on management’s estimate, the fair market value of options granted at the date of grant during the years ended December 31, 2006, 2005, and 2004 was $11,025, $854, and $1,022, respectively. The fair market value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The model takes into account the stock price and exercise price at the grant date and the following assumptions at December 31:

	2006	2005	2004

Risk-free interest rate	4.60%	4.35%	3.65%
Expected volatility	42%	42%	30%
Annual dividend yield	1%	1%	3%
Expected life	7.5 years	5 years	5 years

The risk-free interest rate assumption is based on the rate available on zero-coupon U.S. government issues with a remaining term similar to the expected life of the options. The expected volatility assumptions are based on the implied volatility of the Company’s stock in 2006 and 2005, and based on comparable publicly traded companies for 2004.

16.	Credit Risk

The Company maintains its cash balances at various financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100 per depositor, per institution. Uninsured balances were $75,855 and $9,623 at December 31, 2006 and 2005, respectively. Management believes that the Company is not exposed to any significant credit risk on these cash balances.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Regulatory Requirements

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

optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule 15c3-1 ($500), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts.

As of December 31, 2006, optionsXpress, Inc. had net capital requirements of $3,979 and net capital of $98,563. As of December 31, 2005, optionsXpress, Inc. had net capital requirements of $592 and net capital of $5,480. All of the Company’s other broker- dealers exceeded the net capital requirements, or other applicable financial regulatory capital requirements, for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.

18.	Income Taxes

The components of income tax expense (benefit) were:

	Years Ended December 31
	2006	2005	2004

Current:
Federal	$36,860	$25,421	$16,727
State	8,737	5,896	3,819

	45,597	31,317	20,546
Deferred:
Federal	(375)	149	382
State	(64)	46	87

	(439)	195	469

Total income tax expense	$45,158	$31,512	$21,015

The effective tax rate differs from the statutory federal income tax rate principally due to state income taxes. A reconciliation of the statutory federal income tax rate to the effective tax rate applicable to pre-tax income was as follows:

	Years Ended December 31
	2006	2005	2004

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	4.8	4.8	4.8
Other	(1.2)	(0.5)	0.4

	38.6%	39.3%	40.2%

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	December 31
	2006	2005	2004

Deferred tax assets:
Stock-based compensation	$506	$—	$—

Total deferred tax assets	506	—	—
Deferred tax liabilities:
Property and intangible assets	(751)	(751)	(801)
Other deferred tax liabilities	(425)	(358)	(113)

Total deferred tax liabilities	(1,176)	(1,109)	(914)

Net deferred tax liabilities	$(670)	$(1,109)	$(914)

19.	Earnings Per Share

The computations of basic and diluted EPS were as follows:

	Years Ended December 31
	2006	2005	2004

Reported net income	$71,729	$48,741	$31,210
Less income allocable to preferred stock	—	1,028	10,052

Adjusted net income applicable to common stockholders	$71,729	$47,713	$21,158

Weighted-average number of common shares outstanding — basic	62,319	60,136	37,956
Effect of dilutive securities	293	1,919	19,308

Weighted-average number of common shares outstanding — diluted	62,612	62,055	57,264

Basic EPS	$1.15	$0.79	0.56
Diluted EPS	1.15	0.79	0.55

20.	Related Party Transactions

The Company accounts for its 41% investment in oX Australia using the equity method. The Company has a technology, execution and clearing services agreement with oX Australia. For the year ended December 31, 2006, the Company passed through commissions to oX Australia of $1,842, and recognized fees of $1,393 relating to the execution and clearing agreement, which are included in commissions. On December 31, 2006, the Company had a net receivable of $364 from oX Australia.

The payment for order flow that the Company receives includes funds allocated to the Company through the exchanges various liquidity providers. One of the liquidity providers that routed funds to the Company through the CBOE is G-Bar Limited Partnership (G-Bar), a shareholder of the Company. James Gray, the Chairman of the Board of Directors of the Company, is the President of G-Bar. In 2006, G-Bar allocated $183 in funds for payment to the Company through the CBOE.

The Chief Executive Officer, David Kalt, owns less than a 1% interest in Precision Prospects, Inc. The Company incurred $118 of commission payments to Precision Prospects, Inc. for marketing related services during 2006.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company leases one of its El Paso, Texas offices from the wife of Ned Bennett, the Company’s Chief Operating Officer. This office is leased on a month-to-month basis. The Company incurred $8 for this lease in 2006.

21.	Subsequent Events

On January 24, 2007, the Company acquired XpressTrade, LLC, a leading online futures and foreign exchange broker for self-directed retail customers. In return for 100% of the membership interests of XpressTrade, the Company issued 504,546 shares of common stock to the members of XpressTrade, LLC, paid approximately $25.9 million in cash and assumed certain liabilities.

In February 2007, the Company entered into a lease agreement for approximately 41,100 square feet to replace our corporate headquarters in Chicago. The Company will begin paying rent under this new lease on January 1, 2008. Our rent obligations for our existing corporate headquarters end on November 30, 2007.

22.	Quarterly Financial Information (Unaudited)

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$46,438	$47,311	$43,837	$49,346	$186,932
Income before income taxes	29,603	29,474	26,401	31,409	116,887
Net income	18,045	17,998	16,262	19,424	71,729
Basic earnings per share	0.29	0.29	0.26	0.31	1.15
Diluted earnings per share	0.29	0.29	0.26	0.31	1.15

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$26,866	$28,581	$33,611	$39,925	$128,983
Net income before income taxes	16,242	17,501	20,902	25,608	80,253
Net income	9,804	10,656	12,651	15,630	48,741
Basic earnings per share	0.16	0.17	0.20	0.25	0.79
Diluted earnings per share	0.16	0.17	0.20	0.25	0.79

Schedule I — Condensed Financial Information of the Registrant.

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	(In thousands)

Revenues
Interest income	$3,102	$1,955
Dividend income from subsidiaries	32,000	66,000

	35,102	67,955

Expenses	3,178	1,980

Income before income taxes	31,924	65,975
Income taxes	247	308

Income before equity distributed in excess of net income from subsidiaries	31,677	66,283
Equity in undistributed (distributed in excess of) net income from subsidiaries	40,052	(17,542)

Net income	$71,729	$48,741

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Financial Condition

	At	At
	December 31,	December 31,
	2006	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$1,102	$488
Short-term investments	47,225	95,275
Investment in subsidiaries	128,910	16,535
Due from subsidiaries	3,967	3,132
Other assets	538	3,652

Total assets	$181,742	$119,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$775	$563
Due to subsidiaries	139	—

Total liabilities	914	563
Total stockholders’ equity	180,828	118,519

Total liabilities and stockholders’ equity	$181,742	$119,082

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	(In thousands)

Operating activities
Net income	$71,729	$48,741
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed (distributed in excess of) net income of subsidiaries	(40,052)	17,542
Depreciation and amortization	24	—
Tax benefit	—	1,923
Net deferred income taxes	(77)	68
Stock options expensed	—	24
Changes in operating assets and liabilities:
(Increase) decrease in:
Due from subsidiaries	(835)	(3,075)
Other assets	3,166	(3,231)
Deferred initial public offering costs	—	1,426
Increase (decrease) in:
Accounts payable and accrued liabilities	289	(63)
Due to subsidiaries	139	(806)

Net cash provided by operating activities	34,383	62,549
Investing activities
Purchases of short-term investments	(65,025)	(240,464)
Proceeds from maturities/sales of short-term investments	42,556	145,165
Equity investment in subsidiaries	(311)	(1,801)
Purchases and development of computer software	(76)	—

Net cash used in investing activities	(22,856)	(97,100)
Financing activities
Exercise of stock options	840	924
Purchases through employee stock purchase plan	21	14
Excess tax benefit for stock- based compensation	694	—
Dividends paid	(12,468)	(40,938)
Proceeds from initial public offering	—	76,725
Direct costs of capital raised	—	(1,885)

Net cash provided by financing activities	(10,913)	34,840
Net increase in cash	614	289
Cash and cash equivalents, beginning of year	488	199

Cash and cash equivalents, end of year	$1,102	$488

Supplemental disclosure of cash flow information:
Income taxes paid	$41,938	$30,507
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation	17	9
Non-cash unrealized gain (loss) on short-term investments	24	(24)
Transfer of short-term investments to subsidiary	70,543	—

Notes to Condensed Financial Statements (in thousands)

Cash dividends paid to the Company from optionsXpress, Inc. amounted to $30,000 for the year ended December 31, 2006 and $66,000 for the year ended December 31, 2005. Cash dividends paid to the Company from brokersXpress, LLC amounted to $2,000 for the year ended December 31, 2006.

S-4