Form 10-Q
period 2007-03-31
optionsXpress Holdings, Inc.
filed 2007-05-10
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2007 there were 62,941,893 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$78,859	$76,590
Short-term investments	118,750	118,075
Cash and investments segregated in compliance with federal regulations	369,608	281,288
Receivables from brokerage customers	141,447	139,080
Receivables from brokers, dealers and clearing organizations	24,118	21,601
Deposits with clearing organizations	60,394	38,115
Fixed assets, net	7,984	6,619
Goodwill	28,674	79
Other intangible assets, net	4,575	—
Other assets	8,198	6,077

Total assets	$842,607	$687,524

Liabilities and stockholders’ equity
Liabilities:
Payables to brokerage customers	$597,105	$476,890
Payables to brokers, dealers and clearing organizations	10,808	17,422
Accounts payable and accrued liabilities	12,218	8,748
Current and deferred income taxes	12,384	3,636

Total liabilities	632,515	506,696

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized; March 31, 2007 — 62,937 shares issued and outstanding, December 31, 2006 — 62,386 shares issued and outstanding	6	6
Preferred stock, $0.0001 par value, 75,000 shares authorized; none issued	—	—
Additional paid-in capital	105,088	93,183
Accumulated other comprehensive income	39	28
Retained earnings	104,959	87,611

Total stockholders’ equity	210,092	180,828

Total liabilities and stockholders’ equity	$842,607	$687,524

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Commissions	$33,756	$32,087
Other brokerage-related revenue	8,090	8,964
Interest revenue and fees	14,135	5,228
Interest expense	(1,576)	—

Net interest revenue and fees	12,559	5,228
Other income	323	159

Total revenues	54,728	46,438

Expenses:
Brokerage, clearing and other related expenses	4,830	5,727
Compensation and benefits	6,201	4,807
Advertising	3,561	1,876
Quotation services	1,714	1,299
Depreciation and amortization	1,266	720
Technology and telecommunications	848	713
Other	1,524	1,693

Total expenses	19,944	16,835
Income before income taxes	34,784	29,603
Income taxes	13,503	11,558

Net income	$21,281	$18,045

Earnings per common share:
Basic	$0.34	$0.29
Diluted	$0.34	$0.29

Weighted-average number of common shares:
Basic	62,780	62,213
Diluted	62,985	62,600
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 31, 2006
Operating activities
Net income	$21,281	$18,045
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,266	720
Stock-based compensation	521	350
Net deferred income taxes	364	210
Gain on investment in non-consolidated affiliate	(52)	(101)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	5,021	(685)
Receivables from brokerage customers	(1,601)	—
Receivables from brokers, dealers and clearing organizations	(2,193)	(2,836)
Deposits with clearing organizations	(22,279)	—
Other assets	(1,988)	(1,400)
Increase (decrease) in:
Payables to brokerage customers	29,336	594
Payables to brokers, dealers and clearing organizations	(6,614)	—
Accounts payable and accrued liabilities	1,410	(653)
Current income taxes payable	8,384	8,747

Net cash provided by operating activities	32,856	22,991

Investing activities
Purchases of short-term investments	(12,900)	(12,579)
Proceeds from sales and maturities of short-term investments	12,225	12,107
Purchases and development of computer software	(619)	(572)
Purchases of fixed assets	(1,459)	(1,138)
Loans to affiliates and non-affiliates	—	(1,000)
Cash used in acquisition	(24,135)	—

Net cash used in investing activities	(26,888)	(3,182)

Financing activities
Exercise of stock options	188	426
Excess tax benefit for stock-based compensation	46	421
Dividends paid	(3,933)	(3,114)
Net cash used in financing activities	(3,699)	(2,267)

Net increase in cash and cash equivalents	2,269	17,542

Cash and cash equivalents, beginning of period	76,590	10,258

Cash and cash equivalents, end of period	$78,859	$27,800

Supplemental cash flow information:
Income taxes paid	$4,725	$2,041
Interest paid	1,576	3
Supplemental disclosure of non-cash activity:
Non-cash unrealized gain on short-term investments	$—	$5
Non-cash foreign currency translation	11	(3)
Issuance of common stock in acquisition	11,150	—
See accompanying notes.

optionsXpress Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
The consolidated financial statements include the accounts of optionsXpress Holdings, Inc., optionsXpress, Inc., and its other subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.
The Company follows United States generally accepted accounting principles, including certain accounting guidance used by the brokerage industry. Certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2006.
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2007 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
Nature of Operations
The Company provides internet-based options, stock and futures brokerage services to retail customers and independent investment professionals located throughout the United States and certain foreign countries. Except for trades by its Canadian customers, all securities trades are cleared through the Companies’ internal self-clearing operations. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with two outside futures commission merchants.
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers, Inc. (NASD), Securities Investor Protection Corporation, the National Securities Clearing Corporation and Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), and the Options Clearing Corporation (OCC). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (CBOE), the International Securities Exchange, the Boston Options Exchange and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of the NASD. In addition, optionsXpress, Inc., brokersXpress LLC, and XpressTrade, LLC are registered with the Commodities Futures Trading Commission (CFTC) and are members of the National Futures Association (NFA). optionsXpress Canada Corp. is registered with the Investment Dealers Association (IDA). optionsXpress Singapore Pte. Ltd. is registered with the Monetary Authority of Singapore (MAS). optionsXpress Europe, BV, is a member of the Authority Financial Markets (AFM), which is registered in the Netherlands.
2. Business Acquisition
On January 24, 2007, the Company acquired XpressTrade LLC (XpressTrade), an Illinois limited liability company. The Company purchased 100% of the membership interests of XpressTrade in exchange for 505 shares of the Company’s common stock, $25,050 in cash and the assumption of certain liabilities. XpressTrade, based in Chicago, is a leading Internet-based futures broker, which offers self-directed retail customers 24-hour access to 25 exchanges and over 300 futures products worldwide, including electronic and open outcry, through its award-winning browser-based trading platform. The Company believes the acquisition of XpressTrade positions optionsXpress as the premier online brokerage for the growing number of self-directed investors who utilize stocks, options, bonds, mutual funds and futures in their portfolios.
The Company’s condensed consolidated financial statements include the results of operations for XpressTrade beginning on January 25, 2007. The preliminary purchase price of the XpressTrade acquisition of $37,547 includes $28,595 in acquired goodwill and $4,800 in acquired intangible assets. The acquired intangible assets include $4,500 in customer relationships that will be amortized over five years and $300 in a trade name that is deemed to have an indefinite life. The purchase price is preliminary due to estimates included in the closing date acquisition costs and certain exit liability costs.
3. Summary of Significant Accounting Policies
Except as described in the following paragraphs, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.
Income Taxes – Effective January 1, 2007, the Company has adopted FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that no cumulative adjustment was required to be recognized upon adopting of FIN No. 48. The Company recognizes potential accrued interest and penalties pertaining to income tax related issues as an income tax expense. The Company believes it is no longer subject to US federal and state income tax examinations for the years prior to 2003.
Cash and Investments Segregated in Compliance with Federal Regulations – Cash and investments segregated in compliance with federal regulations consists of interest-bearing cash deposits from customer’s security accounts held in a special reserve bank account according to Rule 15c3-3 of the Securities Exchange Act of 1934 and interest-bearing deposits of cash and investments that have been segregated for the benefit of futures’ customers according to the regulations of the CFTC governing a futures commission merchant.
Goodwill – The Company has recorded goodwill to the extent that the purchase prices of business acquisitions have exceeded the fair value of the net identifiable assets of the acquired business. The Company’s policy is to test goodwill for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable.
Other Intangible Assets – The Company has recorded other intangible assets for specifically identified intangible assets that were acquired during a business acquisition. Other intangible assets that are determined to have a definite life are amortized on a straight-line basis over the determined life of the respective asset. The Company’s policy is to review identified intangible assets for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable.
Earnings Per Share – Basic earnings per share (EPS) is computed by dividing net income for the period by the weighted average common shares for the period. Diluted EPS is computed by dividing net income for the period by the weighted average common shares that would be outstanding for the period if all of the securities or other contracts to issue common stock were exercised or converted to common stock, except when any assumed exercise or conversion would have an anti-dilutive effect on EPS.
4. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan. All of the options outstanding pursuant to the stock compensation plans at March 31, 2007 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three months ended March 31, 2007 was $521. As of March 31, 2007, the total compensation cost related to stock options and restricted stock not vested and not yet recognized was estimated to be $5,738. This compensation cost is expected to be recognized over a weighted average period of 2.14 years. As of March 31, 2007, the aggregate intrinsic value of the total outstanding stock options was $5,438, and the aggregate intrinsic value of the total exercisable stock options was $4,425.
The Company’s calculations were made using the Black-Scholes option-pricing model taking into account the stock price and exercise price and the following assumptions applied to grants made in the following periods:

	Three Months Ended
	March 31,
	2007	2006
Dividend yield	1%	1%
Expected volatility	37%	44%
Risk-free interest rate	4.48%	4.69%
Expected life of option (in months)	90	90
The March 31, 2007 and 2006 expected volatility percentages are based on the implied volatility of the Company’s stock. The March 31, 2007 and 2006 risk-free interest rate assumptions are based on the yields of U.S. Treasury notes with maturities similar to the expected life of the option. The March 31, 2007 and 2006 expected option life is based on the average of the life and the vesting period of the options granted.

5. Guarantees
In margin transactions, the Company may be obligated for credit that it has extended to its customers. The Company introduces its Canadian customers’ accounts to the clearing broker who clears and carries all customer account activity. The Company clears its futures transactions on an omnibus basis with a futures clearing merchant. The Company has agreed to indemnify its Canadian clearing broker for losses that they may sustain for the customer accounts introduced to them by the Company. The Company has also agreed to indemnify its futures clearing merchants for losses that they may sustain as a result of customer activity.
In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities and supported by other types of recourse. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary. As of March 31, 2007, the Company had $139,857 in credit extended to its customers. The Company is also exposed to risk from the leverage extended to its customers and specifically from short sale transactions by its customers. The margin and leverage requirements that the Company imposes on its customer accounts meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. The amount of this risk is not quantifiable since the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a result, the Company is exposed to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. The Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying condensed consolidated financial statements.
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the securities values on a daily basis, and by requiring additional collateral as needed.
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
The Company guaranteed a SG$7,500 (approximately US$4,943 as of March 31, 2007) letter of credit issued to the Monetary Authority of Singapore in connection with its subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore.
6. Goodwill and Other Intangible Assets
The Company recorded goodwill to the extent the total acquisition price exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carry amount of goodwill for the three months ended March 31, 2007.

Balance as of December 31, 2006	$79
Goodwill from the XpressTrade acquisition	28,595
Balance as of March 31, 2007	$28,674
All of the Goodwill is expected to be deductible for income tax purposes.
The Company’s other intangible assets consisted of the following on March 31, 2007:

	Original	Accumulated	Carrying
	Value	Amortization	Value
Customer relationships	$4,500	$225	$4,275
Trade name	300	—	300
	$4,800	$225	$4,575
The amortization expense for the quarter ended March 31, 2007 was $225. The Company estimates that the amortization expense on the other intangible assets outstanding as of March 31, 2007 will be $675 for the remainder of calendar year 2007 and $900 for each of the following four calendar years.

7. Capitalization
Common Stock
At March 31, 2007, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 62,937 shares were issued and outstanding.
On January 24, 2007, the Company issued 505 shares of common stock in connection with the acquisition of XpressTrade.
Preferred Stock
At March 31, 2007, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. As of March 31, 2007, the Company had no shares of convertible preferred stock issued and outstanding.
Dividends
On March 2, 2007, the Company declared a cash dividend of $0.0625 per share to stockholders of record on March 16, 2007, which was paid on March 29, 2007.
8. Regulatory Requirements
optionsXpress, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. In August 2006, upon the commencement of our self-clearing operations, optionsXpress, Inc. changed its calculation of net capital requirements to the “alternative method”. Under this method, optionsXpress, Inc. is required to maintain minimum net capital that is the greater of $500 or 2 percent of customer debit balances, as these terms are defined.
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
As of March 31, 2007, optionsXpress, Inc. had net capital requirements of $6,262 and net capital of $93,973. As of March 31, 2006, optionsXpress, Inc. had net capital requirements of $666 and net capital of $10,825. All of the Company’s other broker/dealers exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
9. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended
	March 31,
	2007	2006
Net income	$21,281	$18,045

Weighted-average number of common shares outstanding — basic	62,780	62,213
Effect of dilutive securities	205	387

Weighted-average number of common shares outstanding — diluted	62,985	62,600

Basic EPS	$0.34	$0.29
Diluted EPS	$0.34	$0.29

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Important factors that may cause such differences include, but are not limited to: risks related to general economic conditions, regulatory developments, the competitive landscape, the volume of securities trading generally or by our customers specifically, competition, systems failures and capacity constraints and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended
	March 31,
	2007	2006
Results of Operations
Total revenues (in thousands)	$54,728	$46,438
Brokerage, clearing, and other related expenses	8.8%	12.3%
Compensation and benefits	11.3	10.4
Advertising	6.5	4.0
Quotation services	3.1	2.8
Depreciation and amortization	2.3	1.6
Technology and telecommunication	1.6	1.5
Other	2.8	3.6
Income before income taxes	63.6	63.8
Income taxes	24.7	24.9
Net income	38.9	38.9
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended
	March 31,
	2007	2006
Statistical Data
Number of customer accounts (1)	223,800	178,700
Daily average revenue trades (“DARTs”) (2)	30,700	29,400
Customer trades per account (3)	35	43
Average commission per trade	$18.02	$17.59
Option trades as a % of total trades	66%	74%
Advertising expense per net new customer account (4)	$349	$111
Total client assets (000s)	$4,993,358	$3,994,714
Client margin balances (000s)	$134,902	$121,758

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on net new customer accounts opened during the period.
Three Months Ended March 31, 2007 versus March 31, 2006
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 45,100 to 223,800, or 25%;

•	total trades increased by 48,700 to 1,873,100, or 3%; and

•	average commission per trade increased by $0.43 to $18.02, or 2%.
Total revenues
Total revenues increased $8.3 million, or 17.9%, for the quarter ended March 31, 2007 to $54.7 million compared to $46.4 million for the quarter ended March 31, 2006. The increase in total revenues consisted primarily of an increase in commissions for the quarter ended March 31, 2007 of $1.7 million, or 5.2%, to $33.8 million compared to $32.1 million for the quarter ended March 31, 2006, a decrease in payment for order flow of $0.9 million, or 9.8%, to $8.1 million for the quarter ended March 31, 2007 compared to $9.0 million for the quarter ended March 31, 2006, and an increase in net interest revenue and fees of $7.4 million, or 140.2%, to $12.6 million for the quarter ended March 31, 2007 compared to $5.2 million for the quarter ended March 31, 2006.
The increase in commission revenue is primarily the result of total trades increasing by 3% and average commission per trade increasing by 2%. The increase in trades was primarily due to the incorporation of XpressTrade results beginning January 25, 2007. The decrease in payment for order flow was primarily the result of a lower rate earned per option contract traded. The increase in net interest revenues and fees was the result of an increase in customer cash balances, margin balances, and Company cash balances and a higher rate earned on those balances. Also contributing to the increase in net interest revenue and fees was our conversion to self-clearing. Prior to the conversion, a portion of the net interest earned on customer cash and margin balances was shared with third-party clearing firms. Subsequent to the conversion, we retain all of the net interest revenues and fees earned on customer cash and margin balances. The inclusion of interest earned on XpressTrade customer balances also contributed to the increase.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses decreased $0.9 million, or 15.7%, to $4.8 million for the quarter ended March 31, 2007 from $5.7 million for the quarter ended March 31, 2006. Decreased brokerage expenses were primarily due to cost reductions resulting from our conversion to self-clearing, partially offset by increased payouts to the registered representatives of our brokersXpress business as a result of continued growth in that business.
Compensation and benefits
Compensation and benefits expenses increased $1.4 million, or 29.0%, to $6.2 million for the quarter ended March 31, 2007 from $4.8 million for the quarter ended March 31, 2006. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 170 to 263 to service the growth in our accounts and trades, as well as our self-clearing operations, and the inclusion of XpressTrade employees.
Advertising
Advertising expenses increased $1.7 million, or 89.8%, to $3.6 million for the quarter ended March 31, 2007 from $1.9 million for the quarter ended March 31, 2006. The increase in advertising expense was due to a higher average cost per new customer as well as the inclusion of advertising expense for XpressTrade. Advertising expenses per net new customer account was $349 for the quarter ended March 31, 2007 compared to $111 for the quarter ended March 31, 2006.
Quotation services
Quotation services expenses increased $0.4 million, or 31.9%, to $1.7 million for the quarter ended March 31, 2007 from $1.3 million for the quarter ended March 31, 2006. Increased quotation services expenses were primarily due to the 25% increase in customer accounts.
Depreciation and amortization
Depreciation and amortization expenses increased $0.6 million, or 75.8%, to $1.3 million for the quarter ended March 31, 2007 from $0.7 million for the quarter ended March 31, 2006. Increased depreciation and amortization expenses were primarily due to the amortization costs associated with the intangible assets acquired with the XpressTrade acquisition, as well as the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.1 million, or 18.9%, to $0.8 million for the quarter ended March 31, 2007 from $0.7 million for the quarter ended March 31, 2006. Increased technology and telecommunication expenses were primarily due to added telecommunications and data feed costs required to support the increase in trades and customer accounts.
Other
Other expenses decreased $0.2 million, or 10.0%, to $1.5 million for the quarter ended March 31, 2007 from $1.7 million for the quarter ended March 31, 2006. Other expenses decreased primarily due to a reduction in professional fees.
Income taxes
Income taxes increased $1.9 million, or 16.8%, to $13.5 million for the quarter ended March 31, 2007 from $11.6 million for the quarter ended March 31, 2006. Increased income taxes were primarily due to the 17.5% increase in income before income taxes.
Net income
As a result of the foregoing, we reported $21.3 million in net income for the quarter ended March 31, 2007, compared to $18.0 million in net income for the quarter ended March 31, 2006, an increase of $3.3 million, or 17.9%.
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
Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and NASD, which requires the maintenance of minimum net capital. Under Rule 15c3-1, optionsXpress, Inc. is required to maintain net capital of 2 percent of “aggregate debits” or $0.5 million, whichever is greater. optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1, $0.5 million, or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. Net capital and aggregate debits change from day to day, but as of March 31, 2007, optionsXpress, Inc. had net capital of approximately $94.0 million and net capital requirements of $6.3 million.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to DTCC, OCC, and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of the Company’s customer’s trading activity. As of March 31, 2007, we had interest-bearing security deposits and short-term treasury bills totaling $60.4 million with clearing organizations for the self-clearing of equities and option trades.
As of March 31, 2007, the Company had $369.6 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage customer accounts, which were $597.1 million on March 31, 2007.
Cash Flow
Cash provided by operating activities was $32.9 million for the three months ended March 31, 2007, compared to $23.0 million for the three months ended March 31, 2006. The increase in cash provided by operating activities was caused primarily by the changes in operating asset and liability balances due to our conversion to self-clearing.
Cash used in investing activities was $26.9 million for the three months ended March 31, 2007, compared to cash used in investing activities of $3.2 million for the three months ended March 31, 2006. The primary reason for the increase in cash used in investing activities was the cash used to acquire XpressTrade.
Cash used in financing activities was $3.7 million for the three months ended March 31, 2007, compared to cash used by financing activities of $2.3 million for the three months ended March 31, 2006. The primary reason for the increase in cash used by financing activities was the increase in our quarterly dividend.
Capital Expenditures
Capital expenditures were $2.1 million for the three months ended March 31, 2007, compared to $1.7 million for the three months ended March 31, 2006. Capital expenditures for the periods ended March 31, 2007 and 2006 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
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
We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2007, we had $139.9 million in margin credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
We are not, nor are any of our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Like other securities brokerage firms, we have been named as a defendant in lawsuits and from time to time we have been threatened with, or named as a defendant in, arbitrations and administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.
Item 6. — Exhibits

Exhibit	Description
31.1	Certification of David S. Kalt, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007	optionsXpress Holdings, Inc. (Registrant)
	By:	/s/ David S. Kalt
David S. Kalt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam J. DeWitt
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)