Form 10-Q
period 2007-06-30
optionsXpress Holdings, Inc.
filed 2007-08-09
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 001-32419
optionsXpress Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1444525 (I.R.S. Employer Identification Number)
311 W. Monroe, Suite 1000, Chicago, Illinois
60606
(Address of principal executive offices)
(Zip Code)

(312) 630-3300
(Registrant’s telephone number, including area code)
39 S. LaSalle, Suite 220, Chicago, IL
(Former name or former address, if changed since last report)
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
Yes ☐ No ☑
As of August 1, 2007 there were 62,963,279 outstanding shares of the registrant’s Common Stock.

Table of Contents

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$15,012	$76,590
Short-term investments	139,125	118,075
Cash and investments segregated in compliance with federal regulations	439,631	281,288
Receivables from brokerage customers, net	161,178	139,080
Receivables from brokers, dealers and clearing organizations	24,360	21,601
Deposits with clearing organizations	21,328	38,115
Fixed assets, net	12,865	6,619
Goodwill	28,688	79
Other intangible assets, net	4,350	—
Other assets	12,884	6,077

Total assets	$859,421	$687,524

Liabilities and stockholders’ equity
Liabilities:
Payables to brokerage customers	$605,760	$476,890
Payables to brokers, dealers and clearing organizations	5,447	17,422
Accounts payable and accrued liabilities	16,287	8,748
Current and deferred income taxes	1,750	3,636

Total liabilities	629,244	506,696

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized; June 30, 2007 — 62,961 shares issued and outstanding, December 31, 2006 — 62,386 shares issued and outstanding	6	6
Preferred stock, $0.0001 par value, 75,000 shares authorized; none issued	—	—
Additional paid-in capital	105,913	93,183
Accumulated other comprehensive income	63	28
Retained earnings	124,195	87,611

Total stockholders’ equity	230,177	180,828

Total liabilities and stockholders’ equity	$859,421	$687,524

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Commissions	$36,555	$32,365	$70,311	$64,452
Other brokerage-related revenue	8,879	8,430	16,969	17,394
Interest revenue and fees	15,148	6,420	29,283	11,648
Interest expense	(1,624)	—	(3,200)	—

Net interest revenue and fees	13,524	6,420	26,083	11,648
Other income	442	96	765	255

Total revenues	59,400	47,311	114,128	93,749

Expenses:
Brokerage, clearing and other related expenses	4,667	5,900	9,497	11,627
Compensation and benefits	6,771	5,083	12,972	9,890
Advertising	3,455	1,676	7,016	3,552
Quotation services	1,947	1,461	3,661	2,760
Depreciation and amortization	1,320	805	2,586	1,525
Technology and telecommunications	917	713	1,765	1,426
Other	2,450	2,199	3,974	3,892

Total expenses	21,527	17,837	41,471	34,672

Income before income taxes	37,873	29,474	72,657	59,077
Income taxes	14,703	11,476	28,206	23,034

Net income	$23,170	$17,998	$44,451	$36,043

Earnings per common share:
Basic	$0.37	$0.29	$0.71	$0.58
Diluted	$0.37	$0.29	$0.70	$0.58

Weighted-average number of common shares:
Basic	62,944	62,319	62,863	62,266
Diluted	63,142	62,611	63,066	62,606
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Six Months Ended
	June 30, 2007	June 30, 2006
Operating activities
Net income	$44,451	$36,043
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,586	1,525
Stock-based compensation	993	567
Net deferred income taxes	1,080	(187)
Gain on investment in non-consolidated affiliate	(145)	(208)
Loss from abandonment of fixed assets	94	—
Payments for lease incentives	116	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(65,002)	(1,836)
Receivables from brokerage customers, net	(21,332)	—
Receivables from brokers, dealers and clearing organizations	(2,435)	(562)
Deposits with clearing organizations	16,787	—
Other assets	(4,690)	(369)
Increase (decrease) in:
Payables to brokerage customers	37,991	1,434
Payables to brokers, dealers and clearing organizations	(11,975)	—
Accounts payable and accrued liabilities	5,349	1,071
Current income taxes payable	(4,833)	(1,086)

Net cash provided by (used in) operating activities	(965)	36,392

Investing activities
Purchases of short-term investments	(48,300)	(34,950)
Proceeds from sales and maturities of short-term investments	27,250	13,573
Purchases and development of computer software	(1,331)	(1,244)
Purchases of fixed assets	(6,817)	(2,210)
Loans to affiliates and non-affiliates	—	(972)
Cash used in acquisition	(24,135)	—

Net cash used in investing activities	(53,333)	(25,803)

Financing activities
Exercise of stock options	410	568
Excess tax benefit for stock-based compensation	155	511
Purchases through employee stock purchase plan	22	14
Dividends paid	(7,867)	(6,231)

Net cash used in financing activities	(7,280)	(5,138)

Net increase (decrease) in cash and cash equivalents	(61,578)	5,451
Cash and cash equivalents, beginning of period	76,590	10,258

Cash and cash equivalents, end of period	$15,012	$15,709

Supplemental cash flow information:
Income taxes paid	$31,928	$23,784
Interest paid	3,200	6
Supplemental disclosure of non-cash activity:
Non-cash unrealized gain on short-term investments	$—	$12
Non-cash foreign currency translation	35	(21)
Issuance of common stock in acquisition	11,150	—
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
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2007 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
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
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority, Inc. (FINRA), Securities Investor Protection Corporation, the National Securities Clearing Corporation and Depository Trust Company (together, the Depository Trust & Clearing Corporation or DTCC), and the Options Clearing Corporation (OCC). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (CBOE), the International Securities Exchange, the Boston Options Exchange and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of FINRA. In addition, optionsXpress, Inc., brokersXpress LLC, and XpressTrade, LLC are registered with the Commodities Futures Trading Commission (CFTC) and are members of the National Futures Association (NFA). optionsXpress Canada Corp. is registered with the Investment Dealers Association (IDA). optionsXpress Singapore Pte. Ltd. is registered with the Monetary Authority of Singapore (MAS). optionsXpress Europe, BV, is a member of the Authority Financial Markets (AFM), which is registered in the Netherlands.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for our fiscal year beginning January 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect, on specified dates, to measure certain financial instruments and certain other items that are similar to financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 159 will be effective for our fiscal year beginning January 1, 2008. Adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.
2. Business Acquisition
On January 24, 2007, the Company acquired XpressTrade LLC (XpressTrade), an Illinois limited liability company. The Company purchased 100% of the membership interest of XpressTrade in exchange for 505 shares of the Company’s common stock, $25,050 in cash and the assumption of certain liabilities. XpressTrade, based in Chicago, is a leading Internet-based futures broker, which offers self-directed retail customers 24-hour access to 25 exchanges and over 300 futures products worldwide, including electronic and open outcry, through its award-winning browser-based trading platform.
The Company’s condensed consolidated financial statements include the results of operations for XpressTrade beginning on January 25, 2007. The preliminary purchase price of the XpressTrade acquisition of $37,547 includes $28,609 in acquired goodwill and $4,800 in acquired intangible assets. The acquired intangible assets include $4,500 in customer relationships that will be amortized over five years and $300 in a trade name that is deemed to have an indefinite life. The purchase price is preliminary due to estimates included in the closing date acquisition costs and certain exit liability costs.
3. Summary of Significant Accounting Policies
Except as described in the following paragraphs, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.
Income Taxes — Effective January 1, 2007, the Company has adopted FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that no cumulative adjustment was required to be recognized upon adopting of FIN No. 48. The Company recognizes potential accrued interest and penalties pertaining to income tax related issues as an income tax expense. The Company believes it is no longer subject to U.S. federal and state income tax examinations for the years prior to 2003.
Cash and Investments Segregated in Compliance with Federal Regulations — Cash and investments segregated in compliance with federal regulations consists of interest-bearing cash deposits from customer’s security accounts held in a special reserve bank account according to Rule 15c3-3 of the Securities Exchange Act of 1934, and interest-bearing deposits of cash and investments that have been segregated for the benefit of futures’ customers according to the regulations of the CFTC governing a futures commission merchant.
Goodwill — The Company has recorded goodwill to the extent that the purchase prices of business acquisitions have exceeded the fair value of the net identifiable assets of the acquired business. The Company’s policy is to test goodwill for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable.
Other Intangible Assets — The Company has recorded other intangible assets for specifically identified intangible assets that were acquired during a business acquisition. Other intangible assets that are determined to have a definite life are amortized on a straight-line basis over the determined life of the respective asset. The Company’s policy is to review identified intangible assets for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable.
Earnings Per Share — Basic earnings per share (EPS) is computed by dividing net income for the period by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income for the period by the weighted average common shares that would be outstanding for the period if all of the securities or other contracts to issue common stock were exercised or converted to common stock, except when any assumed exercise or conversion would have an anti-dilutive effect on EPS.
4. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan. All of the options outstanding pursuant to the stock compensation plans at June 30, 2007 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three month and six month periods ended June 30, 2007 was $472 and $993, respectively. As of June 30, 2007, the total compensation cost related to stock options and restricted stock not vested and not yet recognized was estimated to be $6,112. This compensation cost is expected to be recognized over a weighted average period of 3.62 years. As of June 30, 2007, the aggregate intrinsic value of the total outstanding stock options was $6,439, and the aggregate intrinsic value of the total exercisable stock options was $5,208.

5. Guarantees and Contingencies
In margin transactions, the Company may be obligated for credit that it has extended to its customers. The Company introduces its Canadian customers’ accounts to the clearing broker who clears and carries all customer account activity. The Company clears its futures transactions on an omnibus basis with two futures clearing merchants. The Company has agreed to indemnify its Canadian clearing broker for losses that they may sustain for the customer accounts introduced to them by the Company. The Company has also agreed to indemnify its futures clearing merchants for losses that they may sustain as a result of customer activity.
In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities and supported by other types of recourse. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary. As of June 30, 2007, the Company had $159,209 in credit extended to its customers. The Company is also exposed to risk from the leverage extended to its customers and specifically from short sale transactions by its customers.
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
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the securities’ values on a daily basis, and by requiring additional collateral as needed.
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
The Company guaranteed a SG$7,500 (approximately US$4,897 as of June 30, 2007) letter of credit issued to the Monetary Authority of Singapore in connection with its subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore.
To support our self-clearing activities, we established in June 2007 an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of June 30, 2007, there was no balance outstanding on this credit facility.
6. Goodwill and Other Intangible Assets
The Company recorded goodwill to the extent the total acquisition price exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carry amount of goodwill as of June 30, 2007.

Balance as of December 31, 2006	$79
Goodwill from the XpressTrade acquisition	28,609
Balance as of June 30, 2007	$28,688
All of the goodwill is expected to be deductible for income tax purposes.
The Company’s other intangible assets consisted of the following on June 30, 2007:

	Original	Accumulated	Carrying
	Value	Amortization	Value
Customer relationships	$4,500	$450	$4,050
Trade name	300	—	300
	$4,800	$450	$4,350
The amortization expense for the three months ended June 30, 2007 was $225. The Company estimates that the amortization expense on the other intangible assets outstanding as of June 30, 2007 will be $450 for the remainder of calendar year 2007 and $900 for each of the following four calendar years.
7. Capitalization
Common Stock
On June 30, 2007, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 62,961 shares were issued and outstanding.
On January 24, 2007, the Company issued 505 shares of common stock in connection with the acquisition of XpressTrade.
Preferred Stock
On June 30, 2007, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. As of June 30, 2007, the Company had no shares of convertible preferred stock issued and outstanding.
Dividends
On June 5, 2007, the Company declared a cash dividend of $0.0625 per share to stockholders of record on June 15, 2007, which was paid on June 28, 2007.
On March 2, 2007, the Company declared a cash dividend of $0.0625 per share to stockholders of record on March 16, 2007, which was paid on March 29, 2007.
8. Regulatory Requirements
optionsXpress, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. In August 2006, upon the commencement of our self-clearing operations, optionsXpress, Inc. changed its calculation of net capital requirements to the “alternative method”. Under this method, optionsXpress, Inc. is required to maintain minimum net capital that is the greater of $500 or 2 percent of customer debit balances, as these terms are defined.
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
As of June 30, 2007, optionsXpress, Inc. had net capital requirements of $6,104 and net capital of $78,908. As of June 30, 2006, optionsXpress, Inc. had net capital requirements of $472 and net capital of $8,204. All of the Company’s other broker/dealers exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
9. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$23,170	$17,998	$44,451	$36,043
Weighted-average number of common shares outstanding — basic	62,944	62,319	62,863	62,266
Effect of dilutive securities	198	292	203	340

Weighted-average number of common shares outstanding — diluted	63,142	62,611	63,066	62,606

Basic EPS	$0.37	$0.29	$0.71	$0.58
Diluted EPS	$0.37	$0.29	$0.70	$0.58

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
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Results of Operations
Total revenues (in thousands)	$59,400	$47,311	$114,128	$93,749
Brokerage, clearing, and other related expenses	7.9%	12.5%	8.3%	12.4%
Compensation and benefits	11.4	10.7	11.4	10.5
Advertising	5.8	3.6	6.1	3.8
Quotation services	3.3	3.1	3.2	3.0
Depreciation and amortization	2.2	1.7	2.3	1.6
Technology and telecommunication	1.5	1.5	1.6	1.5
Other	4.1	4.6	3.4	4.2
Income before income taxes	63.8	62.3	63.7	63.0
Income taxes	24.8	24.3	24.7	24.6
Net income	39.0	38.0	39.0	38.4

Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Statistical Data
Number of customer accounts (1)	235,300	194,300	235,300	194,300
Daily average revenue trades (“DARTs”) (2)	32,700	28,500	31,700	28,900
Customer trades per account (3)	36	38	36	41
Average commission per trade	$17.73	$18.05	$17.87	$17.82
Option trades as a % of total trades	65%	74%	65%	74%
Advertising expense per net new customer account (4)	$300	$107	$323	$109
Total client assets (000s)	$5,323,497	$4,127,338	$5,323,497	$4,127,338
Client margin balances (000s)	$155,793	$141,315	$155,793	$141,315

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on net new customer accounts opened during the period.
Three Months Ended June 30, 2007 versus June 30, 2006
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 41,000 to 235,300, or 21%;

•	total trades increased by 268,500 to 2,061,900, or 15%; and

•	average commission per trade decreased by $0.32 to $17.73, or 2%.
Total revenues
Total revenues increased $12.1 million, or 25.6%, for the three months ended June 30, 2007 to $59.4 million compared to $47.3 million for the three months ended June 30, 2006. The increase in total revenues consisted primarily of an increase in commissions for the three months ended June 30, 2007 of $4.2 million, or 12.9%, to $36.6 million compared to $32.4 million for the three months ended June 30, 2006, an increase in payment for order flow of $0.5 million, or 5.3%, to $8.9 million for the three months ended June 30, 2007 compared to $8.4 million for the three months ended June 30, 2006, and an increase in net interest revenue and fees of $7.1 million, or 110.7%, to $13.5 million for the three months ended June 30, 2007 compared to $6.4 million for the three months ended June 30, 2006.
The increase in commission revenue was consistent with total trades increasing by 15%, slightly offset by a 2% decrease in the average commission per trade. The increase in trades was primarily due to the incorporation of XpressTrade results beginning January 25, 2007. The increase in payment for order flow was consistent with the 2% increase in option trades and a higher average rebate per option contract. The increase in net interest revenues and fees was the result of an increase in customer cash balances, margin balances, and Company cash balances and a higher rate earned on those balances. Also contributing to the increase in net interest revenue and fees was our conversion to self-clearing. Prior to the conversion, a portion of the net interest earned on customer cash and margin balances was shared with third-party clearing firms. Subsequent to the conversion, we retain all of the net interest revenues and fees earned on customer cash and margin balances. The inclusion of interest earned on XpressTrade customer balances also contributed to the increase.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses decreased $1.2 million, or 20.9%, to $4.7 million for the three months ended June 30, 2007 from $5.9 million for the three months ended June 30, 2006. Decreased brokerage expenses were primarily due to the cost reductions resulting from our conversion to self-clearing.
Compensation and benefits
Compensation and benefits expenses increased $1.7 million, or 33.2%, to $6.8 million for the three months ended June 30, 2007 from

$5.1 million for the three months ended June 30, 2006. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 185 to 257 to service the growth in our accounts and trades, our self-clearing operations, and the inclusion of XpressTrade employees.
Advertising
Advertising expenses increased $1.8 million, or 106.1%, to $3.5 million for the three months ended June 30, 2007 from $1.7 million for the three months ended June 30, 2006. The increase in advertising expense was due to an increase in spending across all advertising channels as well as the inclusion of advertising expense for XpressTrade. Advertising expenses per net new customer account increased to $300 for the three months ended June 30, 2007 from $107 for the three months ended June 30, 2006.
Quotation services
Quotation services expenses increased $0.4 million, or 33.3%, to $1.9 million for the three months ended June 30, 2007 from $1.5 million for the three months ended June 30, 2006. Increased quotation services expenses were due to the 21% increase in customer accounts and higher usage by our customers.
Depreciation and amortization
Depreciation and amortization expenses increased $0.5 million, or 64.0%, to $1.3 million for the three months ended June 30, 2007 from $0.8 million for the three months ended June 30, 2006. Increased depreciation and amortization expenses were primarily due to the amortization costs associated with the intangible assets acquired with the XpressTrade acquisition, as well as the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.2 million, or 28.6%, to $0.9 million for the three months ended June 30, 2007 from $0.7 million for the three months ended June 30, 2006. Increased technology and telecommunication expenses were primarily due to added telecommunications and data feed costs required to support the increase in trades and customer accounts.
Other
Other expenses increased $0.3 million, or 11.4%, to $2.5 million for the three months ended June 30, 2007 from $2.2 million for the three months ended June 30, 2006. Other expenses increased primarily due to costs associated with moving our corporate headquarters as well as increased general and administrative expenses consistent with the growth of the business.
Income taxes
Income taxes increased $3.2 million, or 28.1%, to $14.7 million for the three months ended June 30, 2007 from $11.5 million for the three months ended June 30, 2006. Increased income taxes were primarily due to the 28% increase in income before income taxes.
Net income
As a result of the foregoing, we reported $23.2 million in net income for the three months ended June 30, 2007, compared to $18.0 million in net income for the three months ended June 30, 2006, an increase of $5.2 million, or 28.7%.
Six Months Ended June 30, 2007 versus June 30, 2006
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 41,000 to 235,300, or 21%;

•	total trades increased by 317,200 to 3,935,000, or 9%; and

•	average commission per trade increased by $0.05 to $17.87, or 0%.
Total revenues
Total revenues increased $20.4 million, or 21.7% to $114.1 million for the six months ended June 30, 2007 compared to $93.7 million for the six months ended June 30, 2006. The increase in total revenues consisted primarily of an increase in commissions of $5.8 million, or 9.1% to $70.3 million for the six months ended June 30, 2007, compared to $64.5 million for the six months ended June 30, 2006, a decrease in the payment for order flow of $0.4 million, or 2.4%, to $17.0 million for the six months ended June 30, 2007 compared to $17.4 million for the six months ended June 30, 2006, and an increase in net interest income of $14.5 million, or 123.9%, to $26.1 million for the six months ended June 30, 2007 compared to $11.6 million for the six months ended June 30, 2006.
The increase in commission revenue was consistent with the total trades increasing by 9%. The decrease in payment for order flow was consistent with the 3% decrease in option trades. The increase in net interest revenues and fees was the result of an increase in customer cash balances, margin balances, and Company cash balances and a higher rate earned on those balances. Also contributing to the increase in net interest revenue and fees was our conversion to self-clearing. Prior to the conversion, a portion of the net interest earned on customer cash and margin balances was shared with third-party clearing firms. Subsequent to the conversion, we retain all of the net interest revenues and fees earned on customer cash and margin balances. The inclusion of interest earned on XpressTrade customer balances also contributed to the increase.

Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses decreased $2.1 million, or 18.3%, to $9.5 million for the six months ended June 30, 2007 from $11.6 million for the six months ended June 30, 2006. Decreased brokerage expenses were primarily due to the cost reductions resulting from our conversion to self-clearing.
Compensation and benefits
Compensation and benefits expenses increased $3.1 million, or 31.2%, to $13.0 million for the six months ended June 30, 2007 from $9.9 million for the six months ended June 30, 2006. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 185 to 257 to service the growth in our accounts and trades, our self-clearing operations, and the inclusion of XpressTrade employees.
Advertising
Advertising expenses increased $3.4 million, or 97.5%, to $7.0 million for the six months ended June 30, 2007 from $3.6 million for the six months ended June 30, 2006. The increase in advertising expense was due to an increase in spending across all advertising channels as well as the inclusion of advertising expense for XpressTrade. Adverting expenses per net new customer account increased to $323 for the six months ended June 30, 2007 from $109 for the six months ended June 30, 2006.
Quotation services
Quotation services expenses increased $0.9 or 32.6% to $3.7 million for the six months ended June 30, 2007 from $2.8 million for the six months ended June 30, 2006. Increased quotation services expenses were primarily due to a 21% increase in customer accounts and higher usage by our customers.
Depreciation and amortization
Depreciation and amortization expenses increased $1.1 million, or 69.6%, to $2.6 million for the six months ended June 30, 2007 from $1.5 million for the six months ended June 30, 2006. Increased depreciation and amortization expenses were primarily due to the amortization costs associated with the intangible assets acquired with the XpressTrade acquisition, as well as the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.4 million, or 23.8%, to $1.8 million for the six months ended June 30, 2007 from $1.4 million for the six months ended June 30, 2006. Increased technology and telecommunication expenses were primarily due to added telecommunications and data feed costs required to support the increase in trades and customer accounts.
Other
Other expenses increased $0.1 million, or 2.1%, to $4.0 million for the six months ended June 30, 2007 from $3.9 million for the six months ended June 30, 2006. Other expenses increased primarily due to costs associated with the Company moving its corporate headquarters as well as increased general and administrative expenses consistent with the growth of the business.
Income taxes
Income taxes increased $5.2 million, or 22.5%, to $28.2 million for the six months ended June 30, 2007 from $23.0 million for the six months ended June 30, 2006. Increased income taxes were primarily due to a 23% increase in income before income taxes for the six months ended June 30, 2007.
Net income
As a result of the foregoing, we reported $44.5 million in net income for the six months ended June 30, 2007, as compared to $36.0 million in net income for the six months ended June 30, 2006, an increase of $8.4 million, or 23.3%.
Liquidity and Capital Resources
As a holding company, we access the earnings of our operating subsidiaries through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of the SEC, FINRA and CFTC relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company.
Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Under Rule 15c3-1, optionsXpress, Inc. is required to maintain net capital of 2 percent of “aggregate debits” or $0.5 million, whichever is greater. optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1, $0.5 million, or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. Net capital and aggregate debits change from day to day, but as of June 30, 2007, optionsXpress, Inc. had net capital of approximately $78.9 million and net capital requirements of $6.1 million.

In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to DTCC, OCC, and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of the Company’s customer’s trading activity. As of June 30, 2007, we had interest-bearing security deposits and short-term treasury bills totaling $21.3 million deposited with clearing organizations for the self-clearing of equities and option trades.
As of June 30, 2007, the Company had $439.6 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $605.8 million on June 30, 2007.
Credit Facility
We have historically financed our operating liquidity and capital needs primarily through the use of funds generated from operations and the issuance of common stock. To support our self-clearing activities, we established in June 2007 an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of June 30, 2007, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash used in operating activities was $1.0 million for the six months ended June 30, 2007, compared to cash provided by operating activities of $36.4 million for the six months ended June 30, 2006. The decrease in cash provided by operating activities was caused primarily by the changes in operating asset and liability balances due to our conversion to self-clearing.
Cash used in investing activities was $53.3 million for the six months ended June 30, 2007, compared to cash used in investing activities of $25.8 million for the six months ended June 30, 2006. The primary reason for the increase in cash used in investing activities was the cash used to acquire XpressTrade.
Cash used in financing activities was $7.3 million for the six months ended June 30, 2007, compared to cash used by financing activities of $5.1 million for the six months ended June 30, 2006. The primary reason for the increase in cash used by financing activities was the increase in our quarterly dividend.
Capital Expenditures
Capital expenditures were $6.1 million for the three months ended June 30, 2007, compared to $1.7 million for the three months ended June 30, 2006. The primary reason for the increase in capital expenditures was the investment required to prepare the new corporate headquarters for occupancy. Capital expenditures for the periods ended June 30, 2007 and 2006 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
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
We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2007, we had $159.2 million in margin credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
We are not, nor are any of our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Like other securities brokerage firms, we have been named as a defendant in lawsuits and, from time to time, we have been threatened with, or named as a defendant in, arbitrations and administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.
Item 4. — Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 24, 2007. David S. Kalt and S. Scott Wald were nominated by the Board of Directors to serve as Class II directors for a term of three years. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	FOR	WITHHELD
David S. Kalt	58,315,401	270,288
S. Scott Wald	58,347,326	238,363
The proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2007 was approved as follows:

		ABSTENTIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
58,532,085	18,141	35,463
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

Dated: August 9, 2007	optionsXpress Holdings, Inc. (Registrant)
	By:	/s/ David S. Kalt
David S. Kalt
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Adam J. DeWitt
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)