Form 10-Q
period 2007-09-30
optionsXpress Holdings, Inc.
filed 2007-11-09
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2007 there were 62,982,435 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$43,765	$76,590
Short-term investments	141,525	118,075
Cash and investments segregated in compliance with federal regulations	604,548	281,288
Receivables from brokerage customers, net	162,887	139,080
Receivables from brokers, dealers and clearing organizations	24,030	21,601
Deposits with clearing organizations	24,433	38,115
Fixed assets, net	12,388	6,619
Goodwill	28,690	79
Other intangible assets, net	4,125	—
Other assets	8,954	6,077

Total assets	$1,055,345	$687,524

Liabilities and stockholders’ equity
Liabilities:
Payables to brokerage customers	$783,581	$476,890
Payables to brokers, dealers and clearing organizations	2,946	17,422
Accounts payable and accrued liabilities	14,874	8,748
Current and deferred income taxes	1,917	3,636

Total liabilities	803,318	506,696

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized; September 30, 2007 — 62,971 shares issued and outstanding, December 31, 2006 — 62,386 shares issued and outstanding	6	6
Preferred stock, $0.0001 par value, 75,000 shares authorized; none issued	—	—
Additional paid-in capital	106,406	93,183
Accumulated other comprehensive income	91	28
Retained earnings	145,524	87,611

Total stockholders’ equity	252,027	180,828

Total liabilities and stockholders’ equity	$1,055,345	$687,524

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Commissions	$39,606	$28,363	$109,917	$92,815
Other brokerage-related revenue	9,640	7,909	26,609	25,303
Interest revenue and fees	16,163	7,799	45,446	19,447
Interest expense	(2,009)	(286)	(5,209)	(286)

Net interest revenue and fees	14,154	7,513	40,237	19,161
Other income	689	52	1,454	307

Net revenues	64,089	43,837	178,217	137,586

Expenses:
Brokerage, clearing and other related expenses	5,336	5,292	14,833	16,919
Compensation and benefits	6,861	5.566	19,833	15,456
Advertising	3,565	1,751	10,581	5,303
Quotation services	1,900	1,475	5,561	4,235
Depreciation and amortization	1,555	915	4,141	2,440
Technology and telecommunications	930	713	2,695	2,139
Other	2,597	1,724	6,571	5,616

Total expenses	22,744	17,436	64,215	52,108

Income before income taxes	41,345	26,401	114,002	85,478
Income taxes	16,080	10,139	44,286	33,173

Net income	$25,265	$16,262	$69,716	$52,305

Earnings per common share:
Basic	$0.40	$0.26	$1.11	$0.84
Diluted	$0.40	$0.26	$1.10	$0.84

Weighted-average number of common shares:
Basic	62,965	62,360	62,897	62,298
Diluted	63,159	62,600	63,099	62,605
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating activities
Net income	$69,716	$52,305
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,141	2,440
Stock-based compensation	1,340	1,023
Net deferred income taxes	374	(400)
Gain on investment in non-consolidated affiliate	(191)	(37)
Loss from abandonment of fixed assets	94	—
Payments for lease incentives	116	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(229,919)	(239,132)
Receivables from brokerage customers, net	(23,041)	(126,351)
Receivables from brokers, dealers and clearing organizations	(2,105)	(20,925)
Deposits with clearing organizations	13,682	(26,915)
Other assets	(2,553)	(893)
Increase (decrease) in:
Payables to brokerage customers	215,812	381,422
Payables to brokers, dealers and clearing organizations	(14,476)	11,516
Accounts payable and accrued liabilities	4,050	4,233
Current income taxes payable	(2,093)	2,158

Net cash provided by operating activities	34,947	40,444

Investing activities
Purchases of short-term investments	(64,000)	(62,600)
Proceeds from sales and maturities of short-term investments	40,550	40,649
Purchases and development of computer software	(1,934)	(1,710)
Purchases of fixed assets	(7,183)	(3,290)
Loans to affiliates and non-affiliates	—	(972)
Cash used in acquisition	(24,135)	(79)

Net cash used in investing activities	(56,702)	(28,002)

Financing activities
Exercise of stock options	509	701
Excess tax benefit for stock-based compensation	202	623
Purchases through employee stock purchase plan	22	11
Dividends paid	(11,803)	(9,350)

Net cash used in financing activities	(11,070)	(8,015)

Net increase (decrease) in cash and cash equivalents	(32,825)	4,427
Cash and cash equivalents, beginning of period	76,590	10,258

Cash and cash equivalents, end of period	$43,765	$14,685

Supplemental cash flow information:
Income taxes paid	$45,794	$30,778
Interest paid	5,209	286
Supplemental disclosure of non-cash activity:
Non-cash unrealized gain on short-term investments	$—	$24
Non-cash foreign currency translation	63	(3)
Issuance of common stock in acquisition	11,150	—
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
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2007 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
Nature of Operations
The Company provides internet-based options, stock and futures brokerage services to retail customers and independent investment professionals located throughout the United States and certain foreign countries. Except for trades by its Canadian customers, all securities trades are cleared through the Company’s internal self-clearing operations. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with two outside futures commission merchants.
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
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect, on specified dates, to measure certain financial instruments and certain other items that are similar to financial instruments at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 159 will be effective for our fiscal year beginning January 1, 2008. Adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

2. Business Acquisition
On January 24, 2007, the Company acquired XpressTrade LLC (XpressTrade), an Illinois limited liability company. The Company purchased 100% of the membership interest of XpressTrade in exchange for 505 shares of the Company’s common stock, $25,050 in cash and the assumption of certain liabilities. XpressTrade, based in Chicago, is a leading Internet-based futures broker, which offers self-directed retail customers 24-hour access to 25 exchanges and over 300 futures products worldwide, including electronic and open outcry, through its browser-based trading platform.
The Company’s condensed consolidated financial statements include the results of operations for XpressTrade beginning on January 25, 2007. The preliminary purchase price of the XpressTrade acquisition of $37,563 includes $28,611 in acquired goodwill and $4,800 in acquired intangible assets. The acquired intangible assets include $4,500 in customer relationships that will be amortized over five years and $300 in a trade name that is deemed to have an indefinite life. The purchase price is preliminary due to estimates included in the closing date acquisition costs and certain exit liability costs.
3. Summary of Significant Accounting Policies
Except as described in the following paragraphs, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Income Taxes – Effective January 1, 2007, the Company has adopted FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that no cumulative adjustment was required to be recognized upon adopting FIN No. 48. The Company recognizes potential accrued interest and penalties pertaining to income tax related issues as an income tax expense. The Company believes it is no longer subject to U.S. federal and state income tax examinations for the years prior to 2003.
Cash and Investments Segregated in Compliance with Federal Regulations – Cash and investments segregated in compliance with federal regulations consists of interest-bearing cash deposits from customers’ security accounts held in a special reserve bank account according to Rule 15c3-3 of the Securities Exchange Act of 1934, and interest-bearing deposits of cash and investments that have been segregated for the benefit of futures’ customers according to the regulations of the CFTC governing a futures commission merchant.
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
4. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan. All of the options outstanding pursuant to the stock compensation plans at September 30, 2007 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three month and nine month periods ended September 30, 2007 was $347 and $1,340, respectively. As of September 30, 2007, the total compensation cost related to stock options and restricted stock not vested and not yet recognized was estimated to be $3,112. This compensation cost is expected to be recognized over a weighted average period of 3.6 years. As of September 30, 2007, the aggregate intrinsic value of the total outstanding stock options was $6,489, and the aggregate intrinsic value of the total exercisable stock options was $5,364.
5. Guarantees and Contingencies
In margin transactions, the Company may be obligated for credit that it has extended to its customers. The Company introduces its

Canadian customers’ accounts to the clearing broker who clears and carries all customer account activity. The Company clears its futures transactions on an omnibus basis with two clearing futures commission merchants. The Company has agreed to indemnify its Canadian clearing broker for losses that they may sustain for the customer accounts introduced to them by the Company. The Company has also agreed to indemnify its clearing futures commission merchants for losses that they may sustain as a result of customer activity.
In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities and supported by other types of recourse. Compliance with the various guidelines is monitored daily and, pursuant to such guidelines, customers may be required to deposit additional collateral, or reduce positions, when necessary. As of September 30, 2007, the Company had $161,128 in credit extended to its customers. The Company is also exposed to risk from the leverage extended to its customers and specifically from short sale transactions by its customers.
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
The Company guaranteed a SG$7,500 (approximately US$5,051 as of September 30, 2007) letter of credit issued to the Monetary Authority of Singapore in connection with its subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore.
To support its self-clearing activities, the Company established in June 2007 an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. The Company anticipates that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of September 30, 2007, there was no balance outstanding on this credit facility.
6. Goodwill and Other Intangible Assets
The Company recorded goodwill to the extent the total acquisition price exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carry amount of goodwill as of September 30, 2007.

Balance as of December 31, 2006	$79
Goodwill from the XpressTrade acquisition	28,611

Balance as of September 30, 2007	$28,690
All of the goodwill is expected to be deductible for income tax purposes.
The Company’s other intangible assets consisted of the following on September 30, 2007:

	Original	Accumulated	Carrying
	Value	Amortization	Value
Customer relationships	$4,500	$675	$3,825
Trade name	300	—	300

	$4,800	$675	$4,125
The amortization expense for the three months ended September 30, 2007 was $225. The Company estimates that the amortization expense on the other intangible assets outstanding as of September 30, 2007 will be $225 for the remainder of calendar year 2007 and $900 for each of the following four calendar years.
7. Capitalization
Common Stock
On September 30, 2007, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 62,971 shares were issued and outstanding.
On January 24, 2007, the Company issued 505 shares of common stock in connection with the acquisition of XpressTrade.
Preferred Stock
On September 30, 2007, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. As of September 30, 2007, the Company had no shares of convertible preferred stock issued and outstanding.
Dividends
On September 6, 2007, the Company declared a cash dividend of $0.0625 per share to common stockholders of record on September 14, 2007, which was paid on September 27, 2007.
On June 5, 2007, the Company declared a cash dividend of $0.0625 per share to common stockholders of record on June 15, 2007, which was paid on June 28, 2007.
On March 2, 2007, the Company declared a cash dividend of $0.0625 per share to common stockholders of record on March 16, 2007, which was paid on March 29, 2007.
8. Regulatory Requirements
optionsXpress, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. optionsXpress, Inc. uses the “alternative method” to calculate its net capital requirements. Under this alternative method, optionsXpress, Inc. is required to maintain minimum net capital that is the greater of $500 or 2 percent of customer debit balances, as these terms are defined.
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
As of September 30, 2007, optionsXpress, Inc. had net capital requirements of $4,701 and net capital of $81,919. As of September 30, 2006, optionsXpress, Inc. had net capital requirements of $3,177 and net capital of $86,008. All of the Company’s other broker/dealer subsidiaries exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
9. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$25,265	$16,262	$69,716	$52,305
Weighted-average number of common shares outstanding – basic	62,965	62,360	62,897	62,298
Effect of dilutive securities	194	240	202	307

Weighted-average number of common shares outstanding – diluted	63,159	62,600	63,099	62,605

Basic EPS	$0.40	$0.26	$1.11	$0.84
Diluted EPS	$0.40	$0.26	$1.10	$0.84
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Important factors that may cause such differences include, but are not limited to: risks related to general economic conditions, regulatory developments, the competitive landscape, the volume of securities trading generally or by our customers specifically, competition, systems failures and capacity constraints and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
In particular, forward-looking statements include, but are not limited to, the following:
•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading and online options trading;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations and brokersXpress;

•	the statements concerning continued financing options; and

•	the statements regarding scalability of our systems and the cost of capacity increases.
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Results of Operations
Net revenues (in thousands)	$64,089	$43,837	$178,217	$137,586
Brokerage, clearing, and other related expenses	8.3%	12.1%	8.3%	12.3%
Compensation and benefits	10.7	12.7	11.1	11.2
Advertising	5.6	4.0	6.0	3.9
Quotation services	3.0	3.4	3.1	3.1
Depreciation and amortization	2.4	2.1	2.3	1.8
Technology and telecommunication	1.4	1.6	1.5	1.5
Other	4.1	3.9	3.7	4.1
Income before income taxes	64.5	60.2	64.0	62.1
Income taxes	25.1	23.1	24.9	24.1
Net income	39.4	37.1	39.1	38.0
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statistical Data
Number of customer accounts (1)	247,800	196,400	247,800	196,400
Daily average revenue trades (“DARTs”) (2)	36,900	24,100	33,500	27,300
Customer trades per account (3)	38	32	37	39
Average commission per trade	$17.16	$18.84	$17.61	$18.12
Option trades as a % of total trades	66%	75%	66%	74%
Advertising expense per net new customer account (4)	$285	$130	$309	$115
Total client assets (000s)	$5,621,323	$4,263,623	$5,621,323	$4,263,623
Client margin balances (000s)	$166,146	$120,261	$166,146	$120,261

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on net new customer accounts opened during the period.
Three Months Ended September 30, 2007 versus September 30, 2006
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 51,400 to 247,800, or 26%;

•	total trades increased by 802,900 to 2,308,400, or 53%; and

•	average commission per trade decreased by $1.68 to $17.16, or 9%.
Net revenues
Net revenues increased $20.3 million, or 46.2%, to $64.1 million for the three months ended September 30, 2007 compared to $43.8 million for the three months ended September 30, 2006. The increase in net revenues consisted primarily of an increase in commissions for the three months ended September 30, 2007 of $11.2 million, or 39.6%, to $39.6 million compared to $28.4 million for the three months ended September 30, 2006, an increase in payment for order flow of $1.7 million, or 21.9%, to $9.6 million for the three months ended September 30, 2007 compared to $7.9 million for the three months ended September 30, 2006, and an increase in net interest revenue and fees of $6.7 million, or 88.4%, to $14.2 million for the three months ended September 30, 2007 compared to $7.5 million for the three months ended September 30, 2006.
The increase in commission revenue was consistent with total trades increasing by 53%, partially offset by a 9% decrease in the average commission per trade. The increase in trades was due to the continued account growth at the Company, incorporation of XpressTrade results beginning January 25, 2007, and an increase in our customer activity rate. The increase in payment for order flow was consistent with the 36% increase in option trades, partially offset by a decrease in the average number of contracts per option trade. The increase in net interest revenues and fees was the result of an increase in customer cash balances, customer margin balances, and Company cash balances. Also contributing to the increase in net interest revenue and fees was our conversion to self-clearing. Prior to the conversion, a portion of the net interest earned on customer cash and margin balances was shared with third-party clearing firms. Subsequent to the conversion, we retain all of the net interest revenues and fees earned on customer cash and margin balances. The inclusion of interest earned on XpressTrade customer balances also contributed to the increase.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $0.05 million, or 0.8%, to $5.34 million for the three months ended September 30, 2007 from $5.29 million for the three months ended September 30, 2006. Increased brokerage expenses were primarily due to the 53% increase in customer trades, which was almost entirely offset by cost reductions resulting from our conversion to self-clearing.
Compensation and benefits
Compensation and benefits expenses increased $1.3 million, or 23.3%, to $6.9 million for the three months ended September 30, 2007 from $5.6 million for the three months ended September 30, 2006. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 193 to 252 to support the growth in our accounts and trades, our self-clearing operations, and our acquisition of XpressTrade.
Advertising
Advertising expenses increased $1.8 million, or 103.6%, to $3.6 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006. The increase in advertising expense was due to an increase in spending across all advertising channels as well as the inclusion of advertising expense for XpressTrade. Advertising expenses per net new customer account increased to $285 for the three months ended September 30, 2007 from $130 for the three months ended September 30, 2006.
Quotation services
Quotation services expenses increased $0.4 million, or 28.8%, to $1.9 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006. Increased quotation services expenses were due to the 26% increase in customer accounts and higher usage by our customers.
Depreciation and amortization
Depreciation and amortization expenses increased $0.7 million, or 69.9%, to $1.6 million for the three months ended September 30, 2007 from $0.9 million for the three months ended September 30, 2006. Increased depreciation and amortization expenses were primarily due to the amortization costs associated with the intangible assets acquired in the XpressTrade acquisition, the depreciation costs associated with assets acquired in connection with moving our corporate headquarters, and the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.2 million, or 30.4%, to $0.9 million for the three months ended September 30, 2007 from $0.7 million for the three months ended September 30, 2006. Increased technology and telecommunication expenses were primarily due to added telecommunications and data feed costs required to support the increase in trades and customer accounts.
Other
Other expenses increased $0.9 million, or 50.6%, to $2.6 million for the three months ended September 30, 2007 from $1.7 million for the three months ended September 30, 2006. Other expenses grew primarily due to overall growth of our business as well as costs associated with our optionsXpo event, an educational seminar hosted in October 2007.
Income taxes
Income taxes increased $6.0 million, or 58.6%, to $16.1 million for the three months ended September 30, 2007 from $10.1 million for the three months ended September 30, 2006. Increased income taxes were primarily due to the 56.6% increase in income before income taxes.
Net income
As a result of the foregoing, we reported $25.3 million in net income for the three months ended September 30, 2007, compared to $16.3 million in net income for the three months ended September 30, 2006, an increase of $9.0 million, or 55.4%.
Nine Months Ended September 30, 2007 versus September 30, 2006
Overview

Our results for the period reflect the following principal factors:
•	total customer accounts increased by 51,400 to 247,800, or 26%;

•	total trades increased by 1,120,100 to 6,243,400, or 22%; and

•	average commission per trade decreased by $0.51 to $17.61, or 3%.
Net revenues
Net revenues increased $40.6 million, or 29.5%, to $178.2 million for the nine months ended September 30, 2007 compared to $137.6 million for the nine months ended September 30, 2006. The increase in net revenues consisted primarily of an increase in commissions of $17.1 million, or 18.4%, to $109.9 million for the nine months ended September 30, 2007, compared to $92.8 million for the nine months ended September 30, 2006, an increase in payment for order flow of $1.3 million, or 5.2%, to $26.6 million for the nine months ended September 30, 2007 compared to $25.3 million for the nine months ended September 30, 2006, and an increase in net interest income of $21.0 million, or 110.0%, to $40.2 million for the nine months ended September 30, 2007 compared to $19.2 million for the nine months ended September 30, 2006.
The increase in commission revenue was consistent with total trades increasing by 22%, partially offset by the 3% decrease in average commission per trade. The increase in payment for order flow was consistent with the 8% increase in option trades. The increase in net interest revenues and fees was the result of an increase in customer cash balances, margin balances, and Company cash balances and a higher rate earned on those balances. Also contributing to the increase in net interest revenue and fees was our conversion to self-clearing. Prior to the conversion, a portion of the net interest earned on customer cash and margin balances was shared with third-party clearing firms. Subsequent to the conversion, we retain all of the net interest revenues and fees earned on customer cash and margin balances. The inclusion of interest earned on XpressTrade customer balances also contributed to the increase.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses decreased $2.1 million, or 12.3%, to $14.8 million for the nine months ended September 30, 2007 from $16.9 million for the nine months ended September 30, 2006. Decreased brokerage expenses were primarily due to the cost reductions resulting from our conversion to self-clearing, which were partially offset by the 22% increase in trade volume and additional clearing costs associated with our acquisition of XpressTrade.
Compensation and benefits
Compensation and benefits expenses increased $4.3 million, or 28.3%, to $19.8 million for the nine months ended September 30, 2007 from $15.5 million for the nine months ended September 30, 2006. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 193 to 252 to service the growth in our accounts and trades, our self-clearing operations, and our acquisition of XpressTrade.
Advertising
Advertising expenses increased $5.3 million, or 99.5%, to $10.6 million for the nine months ended September 30, 2007 from $5.3 million for the nine months ended September 30, 2006. The increase in advertising expense was due to an increase in spending across all advertising channels as well as the inclusion of advertising expense for XpressTrade. Adverting expenses per net new customer account increased to $309 for the nine months ended September 30, 2007 from $115 for the nine months ended September 30, 2006.
Quotation services
Quotation services expenses increased $1.4 million or 31.3% to $5.6 million for the nine months ended September 30, 2007 from $4.2 million for the nine months ended September 30, 2006. Increased quotation services expenses were primarily due to a 26% increase in customer accounts and higher usage by our customers.
Depreciation and amortization
Depreciation and amortization expenses increased $1.7 million, or 69.7%, to $4.1 million for the nine months ended September 30, 2007 from $2.4 million for the nine months ended September 30, 2006. Increased depreciation and amortization expenses were primarily due to the amortization costs associated with the intangible assets acquired with the XpressTrade acquisition, the depreciation costs associated with assets acquired in connection with moving our corporate headquarters, and the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure.
Technology and telecommunication
Technology and telecommunication expenses increased $0.6 million, or 26.0%, to $2.7 million for the nine months ended September 30, 2007 from $2.1 million for the nine months ended September 30, 2006. Increased technology and telecommunication expenses were primarily due to added telecommunications and data feed costs required to support the increase in trades and customer accounts.

Other
Other expenses increased $1.0 million, or 17.0%, to $6.6 million for the nine months ended September 30, 2007 from $5.6 million for the nine months ended September 30, 2006. The increase in other expenses is consistent with the overall growth of our business.
Income taxes
Income taxes increased $11.1 million, or 33.5%, to $44.3 million for the nine months ended September 30, 2007 from $33.2 million for the nine months ended September 30, 2006. Increased income taxes were primarily due to a 33.4% increase in income before income taxes for the nine months ended September 30, 2007.
Net income
As a result of the foregoing, we reported $69.7 million in net income for the nine months ended September 30, 2007, compared to $52.3 million in net income for the nine months ended September 30, 2006, an increase of $17.4 million, or 33.3%.
Liquidity and Capital Resources
As a holding company, we access the earnings of our operating subsidiaries through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of the SEC, FINRA and CFTC relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company.
Our broker-dealer subsidiary, optionsXpress, Inc., is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Under Rule 15c3-1, optionsXpress, Inc. is required to maintain net capital of 2 percent of “aggregate debits” or $0.5 million, whichever is greater. optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain net capital equal to the greater of its net capital requirement under Rule 15c3-1, $0.5 million, or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. Net capital and aggregate debits change from day to day, but as of September 30, 2007, optionsXpress, Inc. had net capital of approximately $81.9 million and net capital requirements of $4.7 million.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to DTCC, OCC, and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of September 30, 2007, we had interest-bearing security deposits and short-term treasury bills totaling $24.4 million deposited with clearing organizations for the self-clearing of equities and option trades.
As of September 30, 2007, we had $604.5 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $783.6 million on September 30, 2007.
Credit Facility
We have historically financed our operating liquidity and capital needs primarily through the use of funds generated from operations and the issuance of common stock. To support our self-clearing activities, we established in June 2007 an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of September 30, 2007, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash provided by operating activities was $34.9 million for the nine months ended September 30, 2007, compared to cash provided by operating activities of $40.4 million for the nine months ended September 30, 2006. The decrease in cash provided by operating activities was caused primarily by the changes in operating asset and liability balances due to our self-clearing operations, which more than offset the increase in net income.
Cash used in investing activities was $56.7 million for the nine months ended September 30, 2007, compared to cash used in investing activities of $28.0 million for the nine months ended September 30, 2006. The primary reason for the increase in cash used in investing activities was the cash used to acquire XpressTrade.
Cash used in financing activities was $11.1 million for the nine months ended September 30, 2007, compared to cash used by financing activities of $8.0 million for the nine months ended September 30, 2006. The primary reason for the increase in cash used by financing activities was the increase in our quarterly dividend.
Capital Expenditures
Capital expenditures were $1.0 million for the three months ended September 30, 2007, compared to $1.5 million for the three months ended September 30, 2006. The decrease in capital expenditures was due to a lower level of capitalized software development. Capital expenditures for the periods ended September 30, 2007 and 2006 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
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
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2007, we had $161.1 million in margin credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
Item 4. — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1a. — Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.
Item 6. — Exhibits
31.1 Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ DAVID A. FISHER

David A. Fisher
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT

Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)