Form 10-K
period 2007-12-31
optionsXpress Holdings, Inc.
filed 2008-02-29
CIK 1299688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32419

optionsXpress Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1444525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 W. Monroe St., Suite 1000 Chicago, Illinois 60606 (Address of Principal Executive Offices, including Zip Code)	(312) 630-3300 (Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — $0.0001 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of February 20, 2008, there were 63,032,338 shares of optionsXpress Common Stock, $0.0001 par value per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,186 million based on the closing sale price of such stock as reported by the Nasdaq Global Market on February 20, 2008, assuming that all shares beneficially held by executive officers and members of the registrant’s Board of Directors are shares owned by “affiliates,” a status which each of the executive officers and directors may individually disclaim.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the registrant’s 2008 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

		Page

PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	13
ITEM 2.	PROPERTIES	23
ITEM 3.	LEGAL PROCEEDINGS	23
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	23
ITEM 6.	SELECTED FINANCIAL DATA	25
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36
ITEM 9A.	CONTROLS AND PROCEDURES	36
ITEM 9B.	OTHER INFORMATION	39

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	39
ITEM 11.	EXECUTIVE COMPENSATION	39
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	39
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	39

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	39
SIGNATURES		40
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		F-2
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION		F-3
CONSOLIDATED STATEMENTS OF OPERATIONS		F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY		F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS		F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		F-7
EX-10.6 AMENDED AND RESTATED RETENTION AGREEMENT
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND THE CFO
Amended and Restated Retention Agreement
Subsidiaries
Consent of Ernst & Young LLP
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certification

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

Forward-looking statements include, but are not limited to, the following:

•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading, futures trading, online options trading and online futures trading;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations and brokersXpress;

•	the statements about the impact of changes in interest rates on our earnings;

•	the statements concerning continued financing options; and

•	the statements regarding scalability of our systems and the cost of increases.

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

Overview

We offer a comprehensive suite of brokerage services for option, stock, futures, foreign exchange, mutual fund, and fixed-income investors. While our initial focus was on the rapidly expanding listed equity options market, we have been recognized as offering the leading online retail brokerage platform based on the quality of our proprietary technology and our customer experience. We were selected by Barron’s as “Best Online Broker” in its four annual surveys from 2003-2006, by Kiplinger’s as “The Best Online Broker” in 2006, by Forbes as “Best of the Web, Favorite Options Site” in 2004, and by SmartMoney as “Best Discount Broker” in 2004. We commenced doing business as optionsXpress, Inc. in February 2000 and opened our first customer account in December 2000. Since that time, we have grown to over 260,000 customer accounts.

Market Opportunity

There are approximately 35-40 million online brokerage accounts accounting for approximately 10-15% of all U.S. investable assets. The total U.S. listed equity options market has grown at a compounded annual growth rate of 25% per year over the past 10 years with 38% average growth in the last 2 years. Despite this growth, it is estimated that only 10-15% of online accounts are authorized to trade options.

Our option trades represented more than 2% of all listed U.S. options volume for the year ended December 31, 2007. We believe this makes us one of the largest retail options brokers. Our revenue consists mainly of commissions from customers’ trades of options, stocks, futures, mutual funds and fixed-income products. For the year ended December 31, 2007, our daily average revenue trades, which are our total revenue-generating trades for a period divided by the number of trading days in that period, were approximately 35,500, compared to approximately 27,200 for the year ended December 31, 2006. In 2007, option trades represented approximately 67% of our customers’ trades, with approximately 22% coming from stocks and 11% from futures, mutual funds and fixed-income products.

Platform

Our cost efficient and scalable brokerage platform reflects the combination of our advanced technology and highly-responsive customer service. Our innovative browser-based technology delivers an array of differentiating trading tools, allowing both retail and professional investors to identify, analyze and execute a wide range of investment strategies. Many of these internally developed tools, which enhance our customers’ experience, are not available from other online or full service brokers. In addition, our real-time customer service approach, featuring what we call “point of contact resolution,” is designed to ensure that customer questions are answered quickly and during the initial contact, and yields a high degree of customer satisfaction and loyalty. In 2006, we completed our conversion to become a self-clearing member of both the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), giving us more control over our customer accounts and helping us provide even better customer service.

Our business generates strong cash flows and wide margins compared to many of our competitors. Our expense structure benefits from our low-cost platform, relatively low account acquisition cost and loyal customer base. In addition, all of our tools and services are offered online, eliminating the cost of maintaining retail locations. The options trading portion of our business results is a recurring revenue stream because when options expire, investors need to acquire new positions if they wish to stay invested. We generated $247.0 million of revenue for the year ended December 31, 2007 with $159.5 million of income before income taxes and $97.7 million of net income.

Growth Strategy

We believe we have significant opportunities for customer growth. Key elements of our growth strategy are as follows:

Growing Share of Growing Market — Retail Online Options

We have created rapid growth since our inception by appealing to the growing retail options market. We aim to continue to expand our customer base by gaining market share, participating in market growth and accelerating the growth of retail options trading generally. Our strategy for gaining market share includes persistent innovation with respect to our customer-driven online brokerage platform and effective, targeted marketing. To accelerate the growth of options trading, we will continue to cultivate new retail options investors by making options trading more intuitive and accessible and through our educational initiatives.

Expand our Futures Business

In July 2005, we launched a web-based retail futures trading platform enabling optionsXpress customers to trade futures side-by-side with other securities. Based on recent growth in futures industry volumes and innovation at the various futures exchanges, we believe retail trading in futures is poised for significant growth and that greater numbers of retail investors will incorporate futures as a part of their investing strategy.

On January 24, 2007, we acquired XpressTrade, LLC (“XpressTrade”), a leading Internet-based futures broker, which offered self-directed retail customers 24-hour access to 25 exchanges and over 100 futures products worldwide, including electronic and open outcry, through a browser-based trading platform. The powerful, yet user-friendly platform provides a wide array of sophisticated analytical tools and rich educational content, catering to both experienced and novice futures investors. By integrating the functionality of the XpressTrade platform into the optionsXpress platform, we believe we have created the premiere online brokerage platform focused on derivatives. See “Acquisition of XpressTrade” for further information about this acquisition.

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

brokersXpress — Expansion into Professional Advisor and Institutional Markets

brokersXpress offers an extension of our optionsXpress retail platform geared towards independent registered representatives and registered investment advisors. We offer these professionals a complete, easy-to-set-up account and execution management platform allowing them to serve their retail customers efficiently and cost effectively. Since inception, brokersXpress has acquired over 13,000 accounts and over $975 million in customer assets under management.

This business continues to represent a significant growth opportunity. Total consumer household investable assets with independent representatives is estimated at $1 trillion. There were more than 100,000 registered representatives, registered investment advisors and dually registered advisors in 2007. Because of the size of the market and the quality of our platform, we believe that we can grow the number of registered representatives and registered investment advisors and the total assets managed on the brokersXpress platform.

International Expansion

We have taken several steps to leverage our brokerage platform internationally:

•	in 2004, we purchased a minority interest in an Australian registered broker;

•	in 2005, we obtained a license to provide brokerage services in Canada;

•	in early 2006, we obtained a license to provide brokerage services in Singapore,

•	in late 2006, we received approval to provide brokerage services in the European Union; and

•	in 2007, we focused our efforts on growing all of our existing international business.

We intend to continue expanding our international customer base through cost-effective targeting of online customers in economically and legally compatible foreign jurisdictions where there is an interest in accessing U.S. markets.

Pursue Selective Strategic Acquisitions

We believe we can supplement our organic growth outlined above with selective strategic acquisitions. We generally seek out acquisition opportunities that allow us to leverage our brokerage platform and:

•	expand our product offering;

•	accelerate the growth of one of our developing businesses like brokersXpress, futures or international; or

•	provide technology capabilities that allow us to continue to provide superior differentiating tools to our customers.

Acquisition of XpressTrade

On January 24, 2007, we acquired 100% of the membership interests in XpressTrade, an Illinois limited liability company based in Chicago, for 504,546 shares of the Company’s common stock, cash of $24.8 million, net of cash acquired and the assumption of certain liabilities.

Our consolidated financial statements include the results of operations for XpressTrade beginning on January 25, 2007. The preliminary purchase price of the XpressTrade acquisition of $37.5 million includes $28.5 million in acquired goodwill and $4.8 million in acquired intangible assets. The acquired intangible assets included $4.5 million in customer relationships that are being amortized over five years and $0.3 million in a trade name that is deemed to have an indefinite life. The purchase price is preliminary due to estimates included in the closing date acquisition costs and certain exit liability costs.

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

Our software is efficient and user-friendly:

•	We empower our customers by making accessible cutting-edge position management and order execution technology, advanced analytical tools, education and real-time financial information from any web browser.

•	Our software was designed to ensure an efficient customer experience, beginning with a highly automated account opening process and ending with fast trade execution and thorough, real-time position monitoring.

•	Our user-friendly interface provides interactive real-time views of account balances, positions, profits or losses and buying power to enable our customers to more easily make informed investment decisions. Customers are able to access all features from any web browser.

The end result is a highly customizable platform best represented by our “Three E’s” customer-centric approach:

•	Education. We offer the customer an ongoing, comprehensive education. The educational component of our website is not limited to specific areas, but is, by design, integrated into all facets of the website.

•	Evaluation. Our versatile evaluation tools provide a unique variety of analytical criteria, empowering our customers to make more informed investment decisions.

•	Execution. Our easy-to-follow order screens guide the user through the process of placing a trade, allowing our customers to use as many or as few of our features as they desire.

Our efficient, in-house development capabilities allow us to continuously innovate and improve our platform with frequent enhancements such as:

•	Portfolio Margining. With Portfolio Margining, qualified investor margin requirements are based on the theoretical risks of the eligible securities in investors’ accounts instead of traditional Regulation T requirements. This results in significantly more efficient capital usage by customers in the program.

•	Integrated Futures. In January 2007, we acquired online futures broker XpressTrade. We took the best features from that platform and made them available on the optionsXpress platform, allowing customers to trade futures side-by-side with other securities. optionsXpress customers can now trade futures products at over 20 exchanges, 24-hours a day.

•	Strategy Scan®. Strategy Scan enables an investor to transform a trading idea into an executable trade. It accomplishes this by identifying up to three trading opportunities for our customers based upon their bullish, bearish or neutral opinion of a specific stock over a specified time frame. We clearly identify the range of potential gain or loss for each trading opportunity.

•	Xspreads®. Our Xspreads technology simplifies and expedites the execution of our customers’ combination trades. The Xspreads Order Booksm electronically displays customers’ orders, thereby creating greater transparency in the market, resulting in increased liquidity for both our customers and the broader marketplace. In addition, Xspreads enables our customers to execute all portions of a combination trade simultaneously, thereby eliminating the risk that all portions will not be executed at the desired price.

•	Xecutesm (patent pending). We pioneered online auto-trading for the retail investor. Our Xecute product allows our customers who subscribe to specified third-party advisory newsletters and other financial publications to automate the trading of the third-party recommendations. This not only benefits our customers who subscribe to these newsletters, but also makes us the logical brokerage platform for other subscribers to such newsletters.

•	Advanced Order Management (patent pending). Our software allows our retail customers to automate professional trading strategies involving order sequencing without manual intervention. Our customers are able to enter contingent orders which are executed in accordance with specified time, price or other triggers. A significant advantage of this feature is that our customers do not have to constantly monitor the market in order to execute their orders.

•	Virtual Trading. Virtual trading provides our customers with a mock trading environment where they can practice strategies and educate themselves without risk, utilizing current market information. This provides our customers with a practical method of gaining real market experience without putting money at risk. Our customers can mock trade almost any strategy involving stocks, options and mutual funds, including spreads, straddles, and covered calls. We believe virtual trading provides our customers with a better environment to learn versus simply studying trading strategies.

•	Integration with Third-Party Investment Software. The design of our technology allows customers to integrate our execution with third-party investment or analytical software, including e-Signal, Quotracker, PowerOptions and Wizetrade. This is a key design feature of our platform and differentiates us from other online trading systems that rely on legacy technologies. Giving the customer access to other technologies allows us to service customers who use complementary analytical software. The design of our technology allows us to easily and cost-effectively private label our website for other financial institutions.

We offer comprehensive educational content as part of our powerful brokerage platform to help our customers become successful, long-term investors, including:

•	Over 30 downloadable webinars covering topics from account setup through complex order placing, for investors ranging from beginner to advanced skill levels.

•	Live events throughout the country covering site demonstrations and options investing strategies.

•	Personal coaching services, with a program that is custom-developed for each investor, designed to help customers use options and the optionsXpress’ toolset to become better investors.

•	Rich content woven throughout the website, including a self-help library of user guides and customer message boards.

Customer Service

Our customer service approach is embedded in our culture and has been a significant factor in our success. We strive to provide excellent service during the customer’s entire investing experience, from education to evaluation to execution to post-trade monitoring. For customers requiring more personalized attention, customer service is available via live individual web chat, e-mail and telephone. We have over 100 dedicated customer service employees located in Chicago, Illinois and El Paso, Texas.

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

Marketing

The retail online brokerage industry is competitive and will likely continue to become more competitive in the future. Despite the competitive environment, we believe our marketing programs can continue to cost-effectively attract new customers, while further developing the optionsXpress brand. Our marketing focuses on long-term investors who use options or intend to use options as a part of their investment strategy. To achieve our marketing objectives, we use a mix of “grass roots,” online and traditional advertising targeted at the types of customers we seek to attract. This strategy has enabled us to attract loyal customers at a significantly lower cost per net new account than our major competitors.

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

Clearing and Custody

In September 2006, our wholly owned subsidiary, optionsXpress, Inc., began providing clearing and custody services directly to our customers. To facilitate our self-clearing operations, we use Sungard Financial Systems’ Phase3 trade processing and settlement software. We believe this conversion resulted in a better experience for our customers while providing us with the benefits of increased interest income and reduced expenses associated with clearing. As a clearing broker, optionsXpress, Inc. maintains custody and control over the assets in those customers’ accounts and provides back office functions including:

•	maintaining customer accounts;

•	extending credit for margin accounts;

•	settling stock and bond transactions with the DTCC and option transactions with the OCC;

•	settling commissions and clearing fees; preparing customer trade confirmations and statements;

•	performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer;

•	possession or control of customer securities, safeguarding customer funds and transmitting tax accounting information to the customer and to the applicable tax authorities; and

•	forwarding prospectuses, proxies and other shareholder information to customers.

optionsXpress, Inc. provides clearing and execution services for optionsXpress, Inc. customers and to all of our introducing broker-dealer subsidiaries with the exception of optionsXpress Canada Corp., which receives clearing services from the National Bank Correspondent Network. We clear our futures trades, including those from accounts acquired from XpressTrade, through R. J. O’Brien on an omnibus basis with the exception of our Canadian futures customers, who are cleared through the Royal Bank of Canada on an omnibus basis.

Margin and Leverage

Margin credit involves the use of securities as collateral for a loan from the broker in order to purchase other securities. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. We and our clearing agents extend margin credit and leverage to eligible customers. Our margin lending and leverage is subject to the margin rules of the Securities and Exchange Commission (“SEC”), other Self-Regulatory Organizations (“SROs”) and our own internal policies. When we allow our customers to initiate securities positions using margin or leverage, we are taking the risk that impairments in the market value of the collateral may cause the value of the customers’ indebtedness to exceed the value of the collateral. As such, we make decisions regarding margin credit and leverage levels and we are responsible for the notification to customers of margin calls. We also take responsibility for supervising the risks associated with leverage and we monitor our customers’ margin positions to identify customer accounts that may need additional collateral or liquidation. In general, our minimum margin credit requirements are more stringent than the SEC’s and SROs’ requirements.

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

Supervision and Compliance

The role of our compliance department is to provide education, supervision, surveillance, mediation and communication review. Many of our employees are registered principals with the Financial Industry Regulatory Authority Inc. (“FINRA”) with supervisory responsibility over options trading or other aspects of our business. In addition, many of our non-technology employees have successfully completed the FINRA licensing exams required for registered representatives. Each of these employees is trained and responsible for complying with securities regulations.

Our anti-money laundering screening is conducted using a mix of automated and manual review processes and has been structured to comply with appropriate regulations. We collect the required information through our new account process and then screen accounts with two third-party databases for the purposes of identity verification, and to review for negative information and for their appearance on the Office of Foreign Assets and Control’s, Specially Designated Nationals and Blocked Persons lists. Additionally, we have developed proprietary methods for risk control and continue to add upon specialized processes, queries and automated reports designed to identify money laundering, fraud and other suspicious activities.

Technology Systems and Architecture

We place emphasis on developing and building cost-effective, stable, scalable and redundant systems. Unlike a number of our direct competitors, we developed our platform to operate free from reliance on mainframe systems common in the brokerage industry. Our hardware and software have proven reliable and versatile and we believe they can be expanded more economically than our major competitors’ systems. We maintain three production data centers. Each center is linked to the others via redundant communication to minimize the likelihood of a data center being unable to serve customers. We replicate and synchronize our primary databases, ensuring a current copy of all customer data at each center. Our technology includes encryption and protective features to maintain investor confidence and protect our customers’ assets and information. In addition, our servers are load balanced, which prevents the failure of a single server or components from having a significant impact on our customers and allows for the easy addition of servers, resulting in the ability to quickly and cost-efficiently scale our platform.

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

We have nine patent applications pending in both the United States and foreign jurisdictions relating to various technology components of our platform, but Internet-related software patents can be difficult to obtain, and there can be no assurance that we will obtain a patent or patents broad enough in scope to have value, or obtain a patent at all. Our optionsXpress website is copyrighted and we have obtained trademark registrations for the optionsXpress mark and the brokersXpress mark in the United States, Australia, Singapore, Hong Kong, New Zealand and the European Union. We have pending trademark applications for the optionsXpress mark and the brokersXpress mark in Canada. We have obtained registrations or have pending applications for numerous other marks both in the United States and in foreign jurisdictions.

Competition and Pricing

The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and highly competitive. Our direct competitors in the online marketplace take the form of larger-scale broker-dealers that offer online services, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., TD Ameritrade, Inc., Scottrade, Inc., and smaller “niche-market” online or licensed software-based brokers, including TradeStation Group, Inc., INVESTools, Inc. and TradeKing. We also encounter competition from full commission brokerage firms including Merrill Lynch and Smith Barney (a division of Citigroup), as well as mutual fund sponsors, including Fidelity, banks and other organizations that provide online brokerage services.

We attribute our competitive success to the overall customer experience we deliver, which results from our advanced technology and superior customer service. Although competition may increase if larger-scale online brokers become more aggressive in marketing options and futures, we believe we will maintain a competitive advantage due to the strength and flexibility of our platform and our focus on options and futures.

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

Employees

At December 31, 2007, we had 265 full-time employees. Of these employees, approximately 150 were engaged in brokerage operations, providing trade execution and customer support, approximately 106 of which were licensed brokers, approximately 60 were engaged in technology and development and approximately 50 were engaged in general management, business development, finance, marketing and administration. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Available Information

We are required to file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.optionsXpress.com. Please note that these website addresses are provided as inactive textual references only. We make available free of charge through our website our Annual Report on Form 10-K, annual proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Regulation

Overview

Our business and industry are highly regulated. As a matter of public policy, regulatory bodies in the United States are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets, not with protecting the interests of creditors or stockholders of securities firms such as our broker-dealer subsidiaries. optionsXpress, Inc. is a broker-dealer registered with the SEC and is a member of FINRA, Securities Investor Protection Corporation, the National Securities Clearing Corporation and DTCC, and the OCC. optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange,

the Boston Options Exchange, the American Stock Exchange, the NYSE Arca Exchange and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer and investment advisor registered with the SEC and a member of FINRA.

The commodity futures and futures options industry in the United States is subject to regulation under the Commodity Exchange Act. The Commodities Futures Trading Commission (“CFTC”) is the federal agency charged with the administration of this act and the respective regulations. optionsXpress and brokersXpress are registered as members of the CFTC and are also members of the National Futures Association (“NFA”), a self-regulatory organization. optionsXpress is registered with the CFTC as a non-clearing Futures Commission Merchant and brokersXpress is registered with the CFTC as an introducing broker.

optionsXpress Canada Corp. is registered with the Investment Dealers Association (“IDA”). optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore (“MAS”). optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets (“AFM”) .

Net Capital Rule

Our broker-dealer and futures commission merchant subsidiaries are subject to the SEC’s and CFTC’s Net Capital Rules. The Net Capital Rules, which specifies minimum net capital requirements for registered broker-dealers and futures commission merchants, is designed to measure the general financial integrity and liquidity of a broker-dealer. The Net Capital Rules require that at least a minimum part of a registered broker-dealer’s or futures commission merchant’s assets be kept in relatively liquid form. In general, net capital is defined as net worth, meaning assets minus liabilities, plus qualifying subordinated borrowings and discretionary liabilities, and less mandatory deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing other assets.

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

The laws, rules and regulations of each foreign jurisdiction differ. In the jurisdictions where we have the most foreign customers, we may be either licensed or registered or believe we are exempt from licensing or registration due to our limited conduct, lack of solicitation in those jurisdictions, and/or other factors. In any jurisdiction where we are relying on an exemption from registration, there remains the risk that we could be required to register, and therefore, be subject to regulation and enforcement action or, in the alternative, to reduce or terminate our activities in these jurisdictions.

Patriot Act

As required by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, we have established comprehensive anti-money laundering and customer identification procedures, designated an anti-money laundering compliance officer, trained our employees and retained an independent audit of our program. There are significant criminal and civil penalties that can be imposed for violations of the Patriot Act. For more information, see “Business — Broker-Dealer Operations — Supervision and Compliance.”

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

We operate under extensive regulation, which increases our cost of doing business and is a limiting factor on the operations and development of our business. Our business and operations are subject to regulation by the SEC, FINRA, the CBOE, the CFTC, the NFA and other SROs, and state securities commissions. Outside the United States, we are subject to regulation in those countries where we have sought and received licenses from the applicable regulatory bodies and we also may be subject to regulation by securities regulatory authorities in other foreign countries where our customers are located. The securities industry in the United States covers all aspects of the securities business, including:

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

The regulatory environment in which we operate may change. These changes may affect our ability to conduct our business or reduce our profitability. Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations. The SEC, other U.S. or foreign governmental authorities, FINRA or other SROs may adopt new or revised regulations which affect our business. Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business.

In addition, we use the Internet as the distribution channel to provide services to our customers. A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers. Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive, time consuming and could limit our ability to use the Internet as a distribution channel.

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

The market for electronic brokerage services is rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc., TradeStation Group, Inc., Thinkorswim, Inc. and TradeKing. We also encounter competition from the broker-dealer affiliates of established full commission brokerage firms as well as from mutual fund sponsors, banks and other organizations that provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, and have greater name recognition and a more extensive customer base than we do.

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

Our profitability and growth depends on increasing our customer base in a cost-effective manner. For the years ended December 31, 2007, 2006 and 2005, we incurred advertising expenses of $14.8 million, $7.5 million and $5.7 million, respectively. Although we have spent significant financial resources on advertising and related expenses and plan to continue to do so, there are no assurances that these efforts will be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, filter software programs that limit or prevent our advertisements and other communications from being displayed on or delivered to our current and potential customers’ computers are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect our Internet advertising. Finally, our sales and marketing methods are subject to regulation by the CBOE and FINRA. The rules and regulations of these organizations impose specific limitations on our sales methods, including our advertising and payments to non-broker-dealers. If we do not achieve our advertising objectives, our profitability and growth may be impaired.

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

In addition, a portion of our revenue is derived from payment for order flow. We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Competition between execution agents and the implementation of order handling rules and decimalization of stock prices have made it less profitable for execution agents to offer order flow payments to broker-dealers. If these payments were to be reduced or eliminated for competitive or other reasons, our business could be materially adversely affected. Payment for order flow represented approximately 14.3% of our revenue for the year ended December 31, 2007.

In January 2007, the six option exchanges, at the direction of the SEC, instituted a pilot program to allow the options of certain underlying symbols to be quoted and traded in $0.01 increments in lieu of the $0.05 increments previously used. The initial pilot program consisted of 13 underlying securities. This pilot was extended in September 2007 to an additional 22 underlying securities. The pilot resulted in a reduction to our payment for order flow. Additional extensions of the pilot program or other actions taken by the SEC related to payment for order flow may have an adverse effect on our revenues and profitability.

We have exposure to interest rate risk.

A significant portion of our revenue is generated from investing customer cash that is deposited with us in interest-earning assets offset by interest liabilities we pay our customers on those deposits. In addition, we earn fees on our customer’s cash sweeps to a third-party manager. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

We have exposure to liquidity risk.

We fund customer margin loans with customer credit balances. A reduction of funds available from client credit balances may require us to seek other potentially more expensive forms of financing, such as borrowings on lines of credit. In June 2007, we established an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand, but we do not currently have a committed line of credit and there can be no assurance that such financing would be available.

We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation.

We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2007, we had $206.9 million in credit extended to our customers. In addition, we may be obligated for margin extended to our customers by our third-party clearing agents on collateralized securities and futures positions.

The margin and leverage requirements that we impose on our customer accounts meet or exceed those required by various regulatory requirements and Regulation T of the Board of Governors of the Federal Reserve. The amount of this risk is not quantifiable since the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a result, we are exposed to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. We believe that it is unlikely that we will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.

We borrow securities temporarily from other broker-dealers in connection with our broker-dealer business. We deposit cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, we may be exposed to the risk of selling the securities at prevailing market prices. We seek to manage this risk by requiring credit approvals for counterparties, by monitoring the securities values on a daily basis.

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

Also, protection may not be available for our intellectual property. Although we have patent applications and registered trademarks in the United States and other countries, there can be no assurance that we will be able to secure significant protection for this intellectual property. It is possible that our competitors will adopt technology or product or service names similar to ours, thereby impeding our ability to distinguish our technology and build brand identity, possibly leading to customer confusion. Our inability to adequately protect our marks would have a material adverse effect on our business, financial condition and operating results.

Acquisitions involve risks that could adversely affect our business.

We intend to pursue strategic acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including:

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

As part or our growth strategy, we regularly consider strategic transactions such as acquisitions, mergers and combinations within our industry. We cannot be certain that we will be able to continue to identify and to consummate strategic transactions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our business.

Failure to comply with net capital requirements could adversely affect our business.

The SEC, FINRA, CBOE, CFTC, NFA and other self-regulatory agencies or organizations have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and futures commission merchants (“FCM”). Our broker-dealer and FCM subsidiaries are required to comply with these net capital requirements. If we fail to maintain the required net capital, the SEC or CFTC could fine us or even suspend or revoke our registration, or the applicable SRO could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our business. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our net capital position.

As a holding company, we access the earnings of our broker-dealer subsidiaries through receipt of dividends from those subsidiaries. Net capital requirements may limit our ability to access those earnings.

Our self-clearing operations for securities expose us to liability for errors in clearing functions.

Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations such as the DTCC and the OCC in settling client securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of our clients, could lead to civil penalties as well as losses and liability in related lawsuits brought by clients and others.

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

The loss of or change in our third-party vendors and service providers may adversely affect our business.

We rely on a number of third parties for various services. These include the services of market makers and exchanges to execute customer orders and other third parties for back office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. Third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers. Furthermore, we have offsite third-party data center operations that are critical to our business. To facilitate our self-clearing operations, we rely on third-party software and systems, including Sungard Financial Systems’ Phase3 trade processing and settlement software system. Our customers also rely on cash sweeps from their customer accounts to a third-party manager.

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

We have granted certain stockholders the right to require us to register their shares of our new common stock, representing 15,103,383 shares of our common stock as of February 20, 2008. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares may have a negative impact on the market price for our common stock.

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

In each of the last eleven quarters we have declared and paid quarterly dividends on all outstanding shares of common stock. There can be no assurance, however, as to the amount and frequency of any such dividend or that a dividend will be paid at all due to factors relating to our actual future earnings and capital requirements and to the discretion of our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters and primary data center, located in Chicago, Illinois. We also lease office space in several cities throughout the United States. The following table sets forth certain information with respect to our facilities:

Location	Space	Principal Usage

Chicago, IL	41,110 sq. feet	Corporate Headquarters
El Paso (Mesa St), TX	10,000 sq. feet	Customer Service Center
El Paso (Granada St), TX	2,200 sq. feet	Office Space
Thousand Oaks, CA	950 sq. feet	Office Space

We believe that our facilities are suitable and adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including punitive damages in some cases. Like other securities brokerage firms, we have been named as a respondent in arbitrations, and from time to time we have been threatened with litigation, or named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits, inquiries and inspections.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the Nasdaq Global Market under the symbol “OXPS” on January 27, 2005. Prior to that date, there was no established public trading market for our common stock. The following table shows the high and low closing sales prices for our common stock based on actual transaction on The Nasdaq Global Market during each of the quarters presented. The prices do not include retail markups, markdowns or commissions.

	Common Stock		Common Stock
	Closing Sales Price		Closing Sales Price
	2007		2006
	High	Low	High	Low

First Quarter	$25.65	$21.89	$31.95	$25.46
Second Quarter	$27.67	$23.06	$33.35	$21.00
Third Quarter	$28.41	$21.97	$29.11	$21.47
Fourth Quarter	$33.90	$26.61	$32.01	$22.44

The closing sale price of our common stock as reported on the Nasdaq Global Market on February 20, 2008 was $24.85 per share. As of that date, there were 71 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information previously provided to us by depositories and brokers, we believe there are more than 22,000 beneficial owners.

Performance Graph

The Company performance information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the Company performance information shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 Act, as amended, or the Exchange Act. Our Common Stock has been listed on the Nasdaq Global Market under the symbol “OXPS” and registered under Section 12 of the Securities and Exchange Act of 1934 since January 27, 2005, the date of our initial public offering. The following graph shows the cumulative stockholder return on our common stock with the Russell 2000 Stock Index and stock making up an industry peer group, in each case assuming an initial investment of $100 and full dividend reinvestment, for the period beginning on January 27, 2005 and ending on December 31, 2007.

The Peer Group is comprised of the following companies whose primary business is online brokerage:

•	The Charles Schwab Corporation;

•	E*TRADE Financial Corporation;

•	TD Ameritrade Holding Corporation; and

•	TradeStation Group, Inc.;

Dividends

We have paid a quarterly dividend in each quarter since our initial public offering in 2005. We recently paid a dividend of $.0625 per share for the fourth quarter of 2007, a 25% increase over the $.05 per share dividend we paid in the fourth quarter of 2006. We paid total dividends of $.25 per share in fiscal 2007, a 25% increase over the $.20 per share of dividends paid in fiscal 2006.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with our acquisition of 100% of the XpressTrade membership interests on January 24, 2007, we issued 504,546 shares of our common stock to the members of XpressTrade, paid approximately $25.1 million in cash, and assumed certain liabilities. We relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issue such shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary consolidated financial and operating data should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The financial information for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 set forth below was derived from our audited consolidated financial statements and related notes. The historical financial and operating information may not be indicative of our future performance.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Results of Operations
Revenues
Commissions	$153,913	$123,305	$91,410	$71,567	$38,088
Interest revenue and fees	62,493	30,781	12,813	3,648	1,274
Interest expense	(7,015)	(1,440)	—	—	—

Net interest revenue and fees	55,478	29,341	12,813	3,648	1,274
Other brokerage related revenue	35,389	33,816	24,503	17,751	8,793
Other	2,250	470	257	103	26

Net revenues	$247,030	$186,932	$128,983	$93,069	$48,181
Expenses
Compensation and benefits	$26,499	$21,510	$14,175	$9,760	$5,037
Brokerage, clearing, and other related expenses	19,910	21,583	15,295	14,258	8,494
Advertising	14,816	7,454	5,681	6,675	2,975
Quotation services	7,579	5,688	4,249	3,693	1,984
Depreciation and amortization	5,710	3,394	2,293	1,648	770
Technology and telecommunication	3,593	2,969	2,305	1,434	693
Other	9,374	7,447	4,732	3,376	1,010

Total expenses	87,481	70,045	48,730	40,844	20,963
Income before income taxes	159,549	116,887	80,253	52,225	27,218
Income taxes	61,830	45,158	31,512	21,015	10,862
Net income	$97,719	$71,729	$48,741	$31,210	$16,356

Net income per share — basic	$1.55	$1.15	$0.79	$0.56	$0.30
Net income per share — diluted	$1.55	$1.15	$0.79	$0.55	$0.29
Weighted average shares — basic	62,923	62,319	60,136	37,956	40,583
Weighted average shares — diluted	63,131	62,612	62,055	57,264	56,783

	As of December 31,
	2007	2006	2005	2004	2003

Statistical Data
Number of customer accounts (at period end)(1)	262,400	204,600	161,800	101,000	57,700
Daily average revenue trades (“DARTs”)(2)	35,500	27,200	19,600	13,600	7,600
Customer trades per account(3)	38	37	38	43	47
Average commission per trade	$17.38	$18.13	$18.54	$20.99	$19.90
Option trades as a percent of total trades	67%	74%	76%	79%	79%
Advertising expense per net new customer account(4)	$304	$138	$93	$154	$84
Balance Sheet (at period end, in thousands)
Cash and short-term investments	$228,667	$194,665	$105,533	$24,759	$2,777
Total assets	1,155,511	687,524	126,569	40,095	9,990
Total liabilities	877,803	506,696	8,050	7,089	2,011
Total stockholders’ equity	277,708	180,828	118,519	33,006	7,979
Dividends
Dividends declared per share (during the period)	$0.25	$0.20	$0.72	$0.13	$0.17

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period.

(4)	Calculated based on total net new customer accounts opened during the period. Excludes accounts acquired in the XpressTrade acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We offer a comprehensive suite of brokerage services for option, stock, futures, mutual fund and fixed-income product investors. We have been recognized as offering the leading online retail brokerage platform for the rapidly expanding listed equity options market, based on the quality of our proprietary technology and our customer experience. We opened our first customer account in December 2000. Since that time, we have grown to over 260,000 customer accounts. Our option trades represented over 2% of all listed U.S. options volume for the year ended December 31, 2007. We believe this makes us one of the largest retail online options brokers. In 2007, option trades represented approximately 67% of our customers’ trades, with approximately 22% coming from stocks and approximately 11% coming from futures, mutual funds and fixed-income products.

Sources of Revenue

Our largest source of revenue is commissions earned from our brokerage activities, which are driven largely by our customers’ trading activities. Interest revenue and fees consists of the income generated by charges to customers on margin balances and customer cash held and invested by us, net of interest paid to customers on their credit balances, fees earned on customer assets invested in money market funds and cash held in short-term investments. In early 2008, we switched most of our customers from a money market sweep program to an FDIC-insured sweep program through a third-party manager. In conjunction with the FDIC-

insured sweep program, we will earn interest paid to us by banks, net of interest paid to customers on their sweep balances.

Like other retail brokerage firms, we receive payment for order flow from exchanges and liquidity providers where our customers’ orders are routed. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Payment for order flow is included in other brokerage related revenue. Commissions and their related clearing costs and payment for order flow are recorded on a trade date basis as transactions occur. Commissions represented 62.3%, 66.0% and 70.9%, of our total revenues in 2007, 2006 and 2005, respectively. Net interest revenue and fees represented 22.5%, 15.7% and 9.9% of our total revenues in 2007, 2006 and 2005, respectively. Other brokerage related revenue represented 14.3%, 18.1% and 19.0% of our total revenues in 2007, 2006 and 2005, respectively. Other income represented 0.9%, 0.2% and 0.2% of our total revenues in 2007, 2006 and 2005, respectively.

Operating Expenses

Our largest expense item is employee compensation and benefits, which includes salaries, bonuses, contributions to benefit programs and other related employee costs. Due to the efficiencies created by our technology and brokerage platform, our employee compensation expense is a lower percentage of revenue than our major online competitors and other traditional, full service brokerage firms. Brokerage, clearing and other related expenses include back office software and other third-party services we use to support our self-clearing operations, fees to clearing organizations, exchanges and third-party broker-dealers. Brokerage, clearing and other related expenses also include commission payouts to independent registered representatives on the brokersXpress platform. Advertising costs are expensed as incurred, except for the production of broadcast advertising, which is expensed when the first broadcast airs, and includes production and communication of advertising and other marketing activities. Quotation services include costs paid to exchanges and outside firms to provide and transmit securities and futures quotes, third party research and other investment content to our customers. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of capitalized software and other intangible assets. Technology and telecommunication includes all costs associated with transmitting our customers’ orders to the various exchanges, and any expenses required to support our computer network. Other expenses include lease expenses on office space, professional fees, travel expenses and other miscellaneous expenses.

Results of Operations

The following table sets forth our total revenues and consolidated statements of operations data for the periods presented as a percentage of total revenues:

	Year Ended December 31,
	2007	2006	2005

Results of Operations
Net revenues (in thousands)	$247,030	$186,932	$128,983
Compensation and benefits	10.7%	11.5%	11.0%
Brokerage, clearing, and other related expenses	8.0	11.5	11.8
Advertising	6.0	4.0	4.4
Quotation services	3.1	3.0	3.3
Depreciation and amortization	2.3	1.8	1.8
Technology and telecommunication	1.5	1.6	1.8
Other	3.8	4.0	3.7
Income before income taxes	64.6	62.6	62.2
Income taxes	25.0	24.2	24.4
Net income	39.6	38.4	37.8

Year Ended December 31, 2007 versus Year Ended December 31, 2006

Overview

Our results for the year ended December 31, 2007 reflect the following principal factors:

•	total customer accounts increased by 57,800 to 262,400, or 28.3%;

•	total trades increased by 2.1 million to 8.9 million, or 30.2%; and

•	average commission per trade decreased by $0.75 to $17.38, or 4.1%.

Our conversion to self-clearing in late 2006 and acquisition of XpressTrade in January 2007 also contributed to our growth for the year ended December 31, 2007 versus December 31, 2006.

Commissions

Our commissions increased $30.6 million, or 24.8%, for the year ended December 31, 2007 to $153.9 million compared to $123.3 million for the year ended December 31, 2006. The increase in brokerage commissions was primarily the result of the 30.2% increase in the number of total trades processed during the year ended December 31, 2007 as a result of organic account growth and our acquisition of XpressTrade. The increase in the number of trades was partially offset by the 4.1% decrease in the average commission per trade as a result of the increase in the number of futures trades and our introduction of a reduced commission rate on option spread trades in August 2007.

Net interest revenue and fees

Net interest revenue and fees increased $26.2 million, or 89.1%, to $55.5 million for the year ended December 31, 2007 compared to $29.3 million for the year ended December 31, 2006. The increase in net interest revenue and fees was primarily the result of our conversion to self-clearing in late 2006. Prior to our conversion to self-clearing, we shared a portion of the net interest and fees earned on customer cash, money market and margin balances with our clearing firms. Subsequent to our conversion to self-clearing, we retain all of the interest revenue and fees earned on those customer balances as well as the interest expense paid to customers on those balances. The increase in net interest revenue and fees was also the result of an increase in customer cash, customer sweep to money markets, customer margin and our cash balances, and an increase in the average net interest rate earned on customer cash, customer margin and our cash balances.

Other brokerage-related revenue

Other brokerage-related revenue increased $1.6 million, or 4.7%, for the year ended December 31, 2007 to $35.4 million compared to $33.8 million for the year ended December 31, 2006. The increase in other brokerage-related revenue was due to increased payment for order flow resulting from the increase in the number of customer orders we received and routed to third parties for processing during the year ended December 31, 2007 partially offset by a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers.

Other income

Other income increased $1.8 million, or 378.7%, for the year ended December 31, 2007 to $2.3 million compared to $0.5 million for the year ended December 31, 2006. The increase in other income was primarily the result of miscellaneous customer fees resulting from our conversion to self-clearing. Other income also reflects our minority interest in optionsXpress Australia Pty Limited (“oX Australia”) and miscellaneous revenues, including revenue from our investor coaching program, which was introduced in 2007.

Compensation and benefits

Compensation and benefits expenses increased $5.0 million, or 23.2%, to $26.5 million for the year ended December 31, 2007 from $21.5 million for the year ended December 31, 2006. Increased compensation expenses were primarily due to an increase in the number of employees from 206 at December 31, 2006 to 265 at December 31, 2007 to service the continued growth of our accounts and trades, to continue developing our technology infrastructure, and to bolster operations staff in connection with our conversion to self-clearing operations. In addition, a portion of the increase in expenses was related to our acquisition and integration of XpressTrade.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses decreased $1.7 million, or 7.8%, to $19.9 million for the year ended December 31, 2007 from $21.6 million for the year ended December 31, 2006. The decline in brokerage, clearing, and other related expenses was the result of our conversion to self-clearing, which eliminated the third-party clearing fees we previously paid on our securities trades. The decrease in these expenses was partially offset by the additional self-clearing costs, including back office software and other third-party services we use to support our self-clearing operations. The decrease was also offset by an increase in commission payouts to independent registered representatives on the brokersXpress platform due to growth in that business.

Advertising

Advertising expenses increased $7.3 million, or 98.8%, to $14.8 million for the year ended December 31, 2007 from $7.5 million for the year ended December 31, 2006. The increase in advertising expense was due to an increase in spending across all advertising channels as well as the inclusion of advertising expense for XpressTrade. Advertising expense per net new account increased to $304 for the year ended December 31, 2007 from $138 for the year ended December 31, 2006.

Quotation services

Quotation services expenses increased $1.9 million, or 33.2%, to $7.6 million for the year ended December 31, 2007 from $5.7 million for the year ended December 31, 2006. Increased quotation services expenses were primarily due to a 28.3% increase in customer accounts and higher usage by our customers.

Depreciation and amortization

Depreciation and amortization expenses increased $2.3 million, or 68.2%, to $5.7 million for the year ended December 31, 2007 from $3.4 million for the year ended December 31, 2006. Increased depreciation and amortization expenses were due to increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure, additional capitalized costs incurred as a result of the move into our new corporate offices and amortization of acquired intangible assets related to the XpressTrade acquisition.

Technology and telecommunication

Technology and telecommunication expenses increased $0.6 million, or 21.0%, to $3.6 million for the year ended December 31, 2007 from $3.0 million for the year ended December 31, 2006. Increased technology and telecommunication expenses were primarily due to added telecommunications and data feed expenses required to support the 28.3% increase in customer accounts.

Other

Other expenses increased $2.0 million, or 25.9%, to $9.4 million for the year ended December 31, 2007 from $7.4 million for the year ended December 31, 2006. Increased other expenses were primarily due to the additional costs associated with our new corporate office lease and the increase of general administrative expenses consistent with the growth of our business.

Income taxes

Income taxes increased $16.6 million, or 36.9%, to $61.8 million for the year ended December 31, 2007 from $45.2 million for the year ended December 31, 2006. Increased income taxes are the result of the 36.5% increase in income before income taxes.

Net income

As a result of the foregoing, we reported $97.7 million in net income for the year ended December 31, 2007, as compared to $71.7 million in net income for the year ended December 31, 2006, an increase of $26.0 million, or 36.2%.

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

Commissions

Our commission revenue increased $31.9 million, or 34.9%, for the year ended December 31, 2006 to $123.3 million compared to $91.4 million for the year ended December 31, 2005. The increase in brokerage commissions was primarily the result of the 38.8% increase in the number of total trades processed during the year ended December 31, 2006. The increase in the number of trades was partially offset by the 2.2% decrease in the average commission per trade as a result of more customers qualifying for our active trader rate and a decrease in the percentage of option trades.

Net interest revenue and fees

Net interest revenue and fees increased $16.5 million, or 129.0%, to $29.3 million for the year ended December 31, 2006 compared to $12.8 million for the year ended December 31, 2005. The increase in net interest revenue and fees was the result of an increase in customer cash, customer money market, customer margin and our cash balances, and an increase in the average net interest rate earned on customer cash, customer margin and our cash balances. In addition, prior to our conversion to self-clearing, we shared a portion of the net interest earned on customer cash and margin balances with our clearing firms. Following our conversion to self-clearing, we retain the entire net interest revenues and fees.

Other brokerage-related revenue

Other brokerage-related revenue increased $9.3 million, or 38.0%, for the year ended December 31, 2006 to $33.8 million compared to $24.5 million for the year ended December 31, 2005. The increase in other brokerage-related revenue was due to increased payment for order flow resulting from the 38.8% increase in the number of trades processed during the year ended December 31, 2006.

Other income

Other income increased $0.2 million, or 66.7%, for the year ended December 31, 2006 to $0.5 million compared to $0.3 million for the year ended December 31, 2005. The increase in other revenues was primarily the result of our conversion to self-clearing.

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

Liquidity and Capital Resources

As a holding company, almost all of our funds generated from operations are generated by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies including the SEC, FINRA, CBOE, CFTC and NFA relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company.

We invest company cash in a variety of high credit quality, short duration investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and Auction Rate Certificates (“ARCs”) backed by U.S. Government-guaranteed student loans issued under the Federal Family Education Loan Program. All of our ARCs carry AAA credit ratings. Interest rates on ARCs are reset approximately once each month by Dutch auction. Recent disruptions in the credit markets have causes some of these auctions to fail, which can constrain the liquidity of our ARCs. Despite these constraints, there have been no defaults in our ARCs or any other ARCs of similar collateral, and all of these securities remain current in interest payments. In general, we believe all of our investments are of high credit quality and we have more than adequate liquidity to conduct our businesses.

optionsXpress, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”) under the Securities Exchange Act of 1934, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Under Rule 15c3-1, optionsXpress, Inc. is required to maintain net capital of 2% of “aggregate debits” or $0.25 million, whichever is greater, as these terms are defined.

optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule 15c3-1 ($0.5 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts, as defined in Reg. 1.17.

As of December 31, 2007, optionsXpress, Inc. had net capital requirements of $7.2 million and net capital of $99.6 million. As of December 31, 2006, optionsXpress, Inc. had net capital requirements of $4.0 million and net capital of $98.6 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.

In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to DTCC, OCC, and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of December 31, 2007, we had interest-bearing security deposits and short-term treasury bills totaling $28.3 million deposited with clearing organizations for the self-clearing of equities and option trades.

As of December 31, 2007, we had $599.1 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $851.1 million on December 31, 2007.

Credit Facility

We have historically financed our operating liquidity and capital needs primarily through the use of funds generated from operations and the issuance of common stock. To support our self-clearing activities, in June 2007, we established an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA. Any outstanding balances on this credit facility would be callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of December 31, 2007, there was no balance outstanding on this credit facility.

Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.

Cash Flow

Cash provided by operating activities was $83.1 million for the year ended December 31, 2007, compared to cash provided by operating activities of $107.0 million for the year ended December 31, 2006. Cash provided by operating activities decreased despite a 36.2% increase in net income in 2007 compared to 2006. The primary reasons for the decrease in cash provided by operating activities were the smaller increases in payables to brokerage customers and segregated cash and receivables from brokerage customers.

Cash used in investing activities was $75.4 million for the year ended December 31, 2007, compared to cash used in investing activities of $29.8 million for the year ended December 31, 2006. The increase in cash used in investing activities was due primarily to $24.8 million of net cash paid for the purchase of XpressTrade in January 2007 and higher Company cash balances that were used to purchase short-term investments during the year ended December 31, 2007.

Cash used in financing activities was $13.9 million for the year ended December 31, 2007, compared to cash used in financing activities of $10.9 million for the year ended December 31, 2006. The increase in cash used in financing activities was due primarily to the increase in dividends paid during the year ended December 31, 2007 compared to the year ended December 31, 2006.

Capital Expenditures

Capital expenditures were $11.0 million for the year ended December 31, 2007, compared to $5.9 million for the year ended December 31, 2006. Capital expenditures for the years ended December 31, 2007 and 2006 included capitalized software development costs, which we capitalized in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology. The increase in capital expenditures was related to an increased level of capitalized software development and the investment required to prepare our new corporate headquarters for occupancy.

Off-Balance-Sheet Arrangements

In the ordinary course of business, there are certain customer activities that may result in contingencies that are not reflected in the consolidated financial statements. These activities may expose us to off-balance-sheet credit risk in the event the customers are unable to fulfill their contractual obligations. Many of our customer accounts are margin accounts. In margin transactions, we may be obligated for credit extended to our customers by our clearing firms and subject to various regulatory and clearing firm margin requirements. See “Risk Factors — We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation” for a more detailed discussion of this risks associated with these arrangements.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments at December 31, 2007:

	Payments Due by Period
	(In thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Capital lease obligations	$6	$6	$—	$—	$—
Operating lease obligations	10,178	1,443	2,873	2,778	3,084
Purchase obligations	3,499	1,792	1,707	—	—

Total	$13,683	$3,241	$4,580	$2,778	$3,084

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, since the actual timing of the future payments made may vary from the stated contractual obligations.

Due to the uncertainty with respect to the timing of our future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 19 to the Consolidated Financial Statements for a further discussion regarding income taxes.

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

Software

Costs associated with software developed for internal use include capitalized costs based on SOP 98-1 and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of the software that does not meet the capitalization criteria are expensed as incurred. These capitalized costs are amortized on a straight-line basis over three years. During the years ended December 31, 2007 and 2006, we capitalized $1.9 million and $1.6 million, respectively, of software development costs. In addition, during the years ended December 31, 2007 and 2006, we expensed $2.6 million and $2.0 million for costs associated with software that did not meet the capitalization criteria.

The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We utilize a project management tool to assist in validating the underlying estimates used in the determination of time devoted. We periodically review the capitalized costs for impairment.

Recently Issued Accounting Standards

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

SFAS No. 159 — In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Therefore, SFAS No. 160 will be effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

SFAS No. 141R — In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Therefore, SFAS No. 141R will be effective for our fiscal year beginning January 1, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We do not hold any material market risk-sensitive instruments for trading purposes. We do not have material exposure to commodity price changes, foreign currency fluctuations or similar market risks other than the effect they may have on trading volumes. Accordingly, we have not entered into any derivative contracts to mitigate such risks.

Interest Rate Risk

As a self-clearing broker-dealer, we hold interest-earning assets, mainly customer funds required to be segregated in compliance with federal regulations. Interest-earning assets are financed primarily by short-term interest-bearing liabilities in the form of customer cash balances. We earn a net interest spread on the customer balances, as well as on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since we set the rate paid on customer cash balances and the rate charged on customer margin loans, we are able to manage a substantial portion of our interest rate risk. However, a rising interest rate environment generally results in our earning a larger net interest spread while a falling interest rate environment generally results in our earning a smaller net interest spread. We estimate that as of

December 31, 2007, an immediate 100 basis point increase or decrease in short-term interest rates would result in approximately $5 million more or less annual pre-tax income, respectively.

Changes in interest rates also affect the interest earned on our cash and cash equivalents and short-term investments. To reduce this interest rate risk, our current investments have short-term maturities.

Credit Risk

We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2007, we had $206.9 million in credit extended to our customers. In addition, we may be obligated for margin extended to our customers by our third-party clearing agents on collateralized securities and futures positions.

The margin and leverage requirements that we impose on our customer accounts meet or exceed those required by various regulatory requirements and Regulation T of the Board of Governors of the Federal Reserve. The amount of this risk is not quantifiable since the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a result, we are exposed to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. We believe that it is unlikely that we will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.

We borrow securities temporarily from other broker-dealers in connection with our broker-dealer business. We deposit cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, we may be exposed to the risk of selling the securities at prevailing market prices. We seek to manage this risk by requiring credit approvals for counterparties, by monitoring the securities values on a daily basis, and by requiring additional collateral as needed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Data are set forth in the index on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing the operational effectiveness of the Company’s internal control over financial reporting. The results of its assessment were reviewed with the Audit Committee of the Board of Directors.

Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
optionsXpress Holdings, Inc.:

We have audited optionsXpress Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). optionsXpress Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, optionsXpress Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of optionsXpress Holdings, Inc. and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 29, 2008

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the company’s disclosure controls and procedures as of December 31, 2007. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 22, 2008, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

Page
Number	Description

F-1	Index to Consolidated Financial Statements
F-2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
F-3	Consolidated Statements of Financial Condition at December 31, 2007 and 2006
F-4	Consolidated Statements of Operations at December 31, 2007, 2006 and 2005
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
F-7	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Page

Schedule I — Condensed Financial Information of Registrant	S-1

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable, or is shown in the consolidated financial statements or notes thereto.

(a)(3) See attached Exhibit Index.

(b) Exhibits. See attached Exhibit Index.

(c) none

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

OPTIONSXPRESS HOLDINGS, INC.

By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ RONALD L. WETZEL
Ronald L. Wetzel
Controller

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

/s/ JAMES A. GRAY James A. Gray	Chairman of the Board

/s/ NED W. BENNETT Ned W. Bennett	Director

/s/ HOWARD C. DRAFT Howard C. Draft	Director

/s/ BRUCE R. EVANS Bruce R. Evans	Director

/s/ DAVID A. FISHER David A. Fisher	Director

/s/ STEVEN FRADKIN Steven Fradkin	Director

/s/ S. SCOTT WALD S. Scott Wald	Director

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of optionsXpress Holdings, Inc.(4)
3.2	Amended and Restated By-laws of optionsXpress Holdings, Inc.(1)
4.1	Certificate of Common Stock of optionsXpress Holdings, Inc.(2)
10.1	Restricted Stock Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(1)(3)
10.2	Management Rights Agreement, dated January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P.(1)
10.3	optionsXpress, Inc. 2001 Equity Incentive Plan(1)
10.4	Form of optionsXpress Holdings, Inc. 2005 Equity Incentive Plan(1)
10.5	Form of optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan(1)
10.6	Amended and Restated Retention Agreement, by and between optionsXpress, Inc. and James A. Gray dated January 3, 2007
10.7	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett(1)(3)
10.8	Employment Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(1)(3)
10.9	Form of Indemnification Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and its directors(1)
10.10	Amended and Restated 2005 Employee Stock Purchase Plan, incorporated by reference to the Report on Form 8-K, filed May 17, 2005(3)
14.1	Code of Ethics(4)
21.1	Subsidiaries of optionsXpress Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-1/A filed January 7, 2005.

(2)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-1/A, filed January 24, 2005.

(3)	Management Contract

(4)	Incorporated by reference to the same exhibit filed with the optionsXpress Holdings, Inc. Annual Report of Form 10-K, filed March 30, 2006.

optionsXpress Holdings, Inc.

Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
optionsXpress Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of optionsXpress Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of optionsXpress Holdings, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), optionsXpress Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 29, 2008

optionsXpress Holdings, Inc.

Consolidated Statements of Financial Condition

	December 31
	2007	2006
	(In thousands)

ASSETS
Cash and cash equivalents	$70,492	$76,590
Short-term investments	158,175	118,075
Cash and investments segregated in compliance with federal regulations	599,059	281,288
Receivables from brokerage customers, net	207,417	139,080
Receivables from brokers, dealers, and clearing organizations	37,044	21,601
Deposits with clearing organizations	28,334	38,115
Fixed assets (net of accumulated depreciation and amortization of $8,984 and $6,806 at December 31, 2007 and 2006, respectively)	12,878	6,619
Goodwill	28,616	79
Other intangible assets, net	3,900	—
Other assets	9,596	6,077

Total assets	$1,155,511	$687,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables to brokerage customers	$851,130	$476,890
Payables to brokers, dealers and clearing organizations	8,002	17,422
Accounts payable and accrued liabilities	15,734	8,748
Current and deferred income taxes	2,937	3,636

Total liabilities	877,803	506,696
Stockholders’ equity
Common stock, $0.0001 par value (187,500 shares authorized; 63,026 and 62,386 issued and outstanding at December 31, 2007 and 2006, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	108,064	93,183
Accumulated other comprehensive income	49	28
Retained earnings	169,589	87,611

Total stockholders’ equity	277,708	180,828

Total liabilities and stockholders’ equity	$1,155,511	$687,524

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2007	2006	2005
	(In thousands, except per share data)

Revenues
Commissions	$153,913	$123,305	$91,410
Interest revenue and fees	62,493	30,781	12,813
Interest expense	(7,015)	(1,440)	—

Net interest revenue and fees	55,478	29,341	12,813
Other brokerage-related revenue	35,389	33,816	24,503
Other income	2,250	470	257

Net revenues	247,030	186,932	128,983
Expenses
Compensation and benefits	26,499	21,510	14,175
Brokerage, clearing, and other related expenses	19,910	21,583	15,295
Advertising	14,816	7,454	5,681
Quotation services	7,579	5,688	4,249
Depreciation and amortization	5,710	3,394	2,293
Technology and telecommunication	3,593	2,969	2,305
Other	9,374	7,447	4,732

Total expenses	87,481	70,045	48,730

Income before income taxes	159,549	116,887	80,253
Income taxes	61,830	45,158	31,512

Net income	$97,719	$71,729	$48,741

Earnings per common share:
Basic	$1.55	$1.15	$0.79
Diluted	$1.55	$1.15	$0.79
Weighted-average number of common shares:
Basic	62,923	62,319	60,136
Diluted	63,131	62,612	62,055
Dividends declared per share	$0.25	$0.20	$0.72

See accompanying notes

optionsXpress Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

			Series A			Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
	(In thousands)

Balance, January 1, 2005	38,296	$4	18,196	$2	$12,450	$2	$20,548	$33,006
Preferred stock converted into common stock	18,196	2	(18,196)	(2)	—	—	—	—
Proceeds from initial public offering	5,000	—	—	—	76,725	—	—	76,725
Direct costs of capital raised	—	—	—	—	(1,885)	—	—	(1,885)
Tax benefit (Note 19)	—	—	—	—	1,923	—	—	1,923
Stock options expensed	—	—	—	—	24	—	—	24
Employee stock purchase plan	—	—	—	—	14	—	—	14
Stock option exercises	609	—	—	—	924	—	—	924
Stock dividend (Note 14)	—	—	—	—	1	—	(1)	—
Dividend declared	—	—	—	—	—	—	(40,938)	(40,938)
Net income	—	—	—	—	—	—	48,741	48,741
Currency translation adjustment	—	—	—	—	—	9	—	9
Unrealized loss on short-term investments	—	—	—	—	—	(24)	—	(24)

Total comprehensive income	—	—	—	—	—	(15)	48,741	48,726

Balance, December 31, 2005	62,101	$6	—	$—	$90,176	$(13)	$28,350	$118,519
Tax benefit (Note 19)	—	—	—	—	694	—	—	694
Stock options expensed	—	—	—	—	1,452	—	—	1,452
Employee stock purchase plan	1	—	—	—	21	—	—	21
Stock option exercises	284	—	—	—	840	—	—	840
Dividend declared	—	—	—	—	—	—	(12,468)	(12,468)
Net income	—	—	—	—	—	—	71,729	71,729
Currency translation adjustment	—	—	—	—	—	17	—	17
Unrealized gain on short-term investments	—	—	—	—	—	24	—	24

Total comprehensive income	—	—	—	—	—	41	71,729	71,770

Balance, December 31, 2006	62,386	$6	—	$—	$93,183	$28	$87,611	$180,828
Tax benefit (Note 19)	—	—	—	—	510	—	—	510
Stock options expensed	—	—	—	—	1,863	—	—	1,863
Employee stock purchase plan	2	—	—	—	43	—	—	43
Stock option exercises	124	—	—	—	1,315	—	—	1,315
Stock issued in acquisition	505	—	—	—	11,150	—	—	11,150
Issuances of common stock	9	—	—	—	—	—	—	—
Dividend declared	—	—	—	—	—	—	(15,741)	(15,741)
Net income	—	—	—	—	—	—	97,719	97,719
Currency translation adjustment	—	—	—	—	—	21	—	21

Total comprehensive income	—	—	—	—	—	21	97,719	97,740
Balance, December 31, 2007	63,026	$6	—	$—	$108,064	$49	$169,589	$277,708

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2007	2006	2005
	(In thousands)

Operating activities
Net income	$97,719	$71,729	$48,741
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,710	3,394	2,293
Stock-based compensation	1,863	1,452	24
Excess tax benefit for stock-based compensation (Note 19)	—	—	1,923
Net deferred income taxes	(73)	(439)	195
Gain from investment in non-consolidated affiliate	(359)	(53)	(189)
Deferred rent	541	—	—
Loss from abandonment of fixed assets	94	—	—
Payment for lease incentives	116	—	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(224,430)	(280,703)	(585)
Receivables from brokerage customers, net of allowance for doubtful accounts	(67,571)	(139,080)	—
Receivable from brokers, dealers and clearing organizations	(15,119)	(9,836)	(2,466)
Deposits with clearing organizations	9,781	(38,115)	—
Other assets	(3,569)	(437)	3
Increase (decrease) in:
Payables to brokerage customers	283,361	476,521	369
Payables to brokers, dealers and clearing organizations	(9,420)	17,422	—
Accounts payable and accrued liabilities	5,125	2,178	1,547
Current income taxes payable	(626)	2,964	(1,150)

Net cash provided by operating activities	83,143	106,997	50,705
Investing activities
Purchases of short-term investments	(168,500)	(74,275)	(240,464)
Proceeds from maturities/sales of short-term investments	128,400	51,499	145,165
Purchases and development of computer software	(2,528)	(2,264)	(1,386)
Purchases of fixed assets	(8,423)	(3,661)	(1,263)
Loan to affiliates and non-affiliates	500	(972)	(2,098)
Cash used in business acquisition	(24,817)	(79)	—

Net cash used in investing activities	(75,368)	(29,752)	(100,046)
Financing activities
Exercise of stock options	1,315	840	924
Purchases through employee stock purchase plan	43	21	14
Excess tax benefit for stock-based compensation (Note 19)	510	694	—
Dividends paid	(15,741)	(12,468)	(40,938)
Proceeds from initial public offering	—	—	76,725
Direct costs of capital raised	—	—	(1,885)

Net cash provided by (used in) financing activities	(13,873)	(10,913)	34,840

Net increase (decrease) in cash and cash equivalents	(6,098)	66,332	(14,501)
Cash and cash equivalents, beginning of year	76,590	10,258	24,759

Cash and cash equivalents, end of year	$70,492	$76,590	$10,258

Supplemental disclosure of cash flow information:
Income taxes paid	$62,060	$41,944	$30,507
Interest paid	7,015	1,450	17
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation	$21	$17	$9
Non-cash unrealized gain (loss) on short-term investments	—	24	(24)
Issuance of stock in acquisition	11,150	—	—

See accompanying notes.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.	Basis of Presentation and Nature of Operations

Basis of Presentation

The consolidated financial statements include the accounts of optionsXpress Holdings, Inc., and its subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company follows United States generally accepted accounting principles, including certain accounting guidance used by the brokerage industry.

Nature of Operations

The Company provides Internet-based options, stock, bond, mutual fund and futures brokerage services to retail customers located throughout the United States and certain foreign countries.

optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), Securities Investor Protection Corporation, the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the Boston Options Exchange, the American Stock Exchange, NYSE Arca Exchange, and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of FINRA. In addition, optionsXpress, Inc. and brokersXpress LLC are registered with the Commodities Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is registered with the Investment Dealers Association. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets.

The Company provides clearing and execution services for optionsXpress, Inc. customers and to all of the Company’s introducing broker-dealer subsidiaries with the exception of optionsXpress Canada Corp., which receives clearing services from the National Bank Correspondent Network. As the clearing broker, optionsXpress, Inc. maintains custody and control over the assets in those customers’ accounts and provides back office functions including: maintaining customer accounts; extending credit in margin accounts; settling stock and bond transactions with the DTCC and option transactions with the OCC; settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds and transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers. Except for its Canadian customers, the Company clears all of its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement and a facilities management agreement with a clearing futures commission merchant. In addition, the Company clears its Canadian futures account transactions as a non-clearing futures commission merchant through an omnibus account arrangement and a facilities management agreement with a separate clearing futures commission merchant.

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

Notes to Consolidated Financial Statements — (Continued)

Commissions

The Company derives commission revenues from customer transactions in option, stock, mutual fund, fixed-income, futures and insurance related products. Commission revenues and related brokerage and clearing costs are recognized on a trade-date basis.

Net Interest Revenue and Fees

Interest revenue and fees consists primarily of interest on short-term investments, fees generated by money market funds held by customers, the income generated by charges to customers on margin balances and customer cash held and invested by the Company, net of interest paid to customers on their credit balances. Interest revenue and fees are recorded on an accrual basis.

Other Brokerage-Related Revenue

The Company receives payment for order flow from exchanges and liquidity providers where its customers’ orders are routed. Payment for order flow is accrued for when earned based on the respective trades generating such payments.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held at banks and other financial institutions.

Short-term Investments

Short-term investments held by the Company’s broker-dealer subsidiaries as investments are marked to market with changes in market value reflected in the statement of operations. Short-term investments not held in any of the Company’s broker-dealer subsidiaries are designated as available for sale and are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected as accumulated other comprehensive

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

income (loss). The fair value of short-term investments is determined using quoted market prices for those securities.

Cash and Investments Segregated in Compliance with Federal Regulations

Cash segregated in compliance with federal regulations consists of interest-bearing cash deposits from customer’s security accounts held in a special reserve bank account according to Rule 15c3-3 of the Securities Exchange Act of 1934, and of interest-bearing cash deposits that have been segregated or secured for the benefit of futures customers according to the regulations of the CFTC governing a futures commission merchant.

Fixed Assets

Fixed assets consist of furniture and equipment, leasehold improvements, and computer software. Fixed assets are carried at cost, less accumulated depreciation and amortization. The Company depreciates all furniture and equipment on a straight-line basis over a period between three and five years based on the expected life of the assets purchased. The Company depreciates all leasehold improvements on a straight-line basis over the lesser of expected life of the asset or the life of the respective lease.

The Company capitalizes costs associated with software developed for internal use based on Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in the development and enhancement of software that does not meet the capitalization criteria are expensed as incurred. Capitalized internal and purchased software costs are amortized on a straight-line basis over three years. The Company periodically reviews the capitalized fixed asset costs for impairment.

Securities Borrowed

Securities borrowed transactions are recorded at the amount of cash collateral advanced. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash or other securities. For these transactions, the fees received by the Company are recorded in the statement of operations as interest revenue and fees.

Customer Transactions

Customer asset and liability balances related to their securities activity (excluding futures activity) are recorded on a settlement date basis. Revenues and expenses related to customer transactions are recorded on a trade date basis. Securities owned by customers, including those that collateralize margin or similar transactions, are not reflected in the consolidated statement of financial condition. Customer asset and liability balances, along with the respective revenue and expenses, related to futures activity are recorded on a trade date basis.

Stock-Based Compensation

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company accounted for its stock-based compensation for employees using the intrinsic value method in accordance with Accounting Principals Board (“APB”) Opinion No. 25. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment using the modified prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

yet been rendered, based on the grant-date fair value of those awards, net of estimated forfeitures, calculated under SFAS No. 123 for either recognition or pro forma disclosures.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income for the period by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income for the period by the weighted average common shares that would be outstanding for the period if all of the securities or other contracts to issue common stock were exercised or converted to common stock, except where any assumed exercise or conversion would have an anti-dilutive effect on EPS.

Prior to the conversion of outstanding preferred stock into common stock on January 26, 2005, basic EPS was computed using the two-class method, which allocates earnings to common stock and participating preferred stock according to dividends declared and participation rights in undistributed earnings. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when the assumed exercise or conversion would have an anti-dilutive effect on EPS.

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated statements of financial condition. Management estimates that the fair value of financial instruments recognized in the consolidated statements of financial condition (including cash, receivables, payables, and accrued liabilities) approximates their carrying value.

Goodwill

The Company has recorded goodwill to the extent that the purchase prices of business acquisitions have exceeded the fair value of the net identifiable tangible and intangible assets of the acquired business. The Company’s policy is to test goodwill for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable.

Other Intangible Assets, Net

The Company has recorded other intangible assets for specifically identified intangible assets that are acquired during business acquisitions. Other intangible assets that are determined to have a definite life are amortized on a straight-line basis over the determined life of the respective asset. Intangible assets with indefinite lives are not subject to amortization. The Company’s policy is to review identified intangible assets for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable.

3.	Recent Accounting Pronouncements

SFAS No. 157 — In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for the Company’s fiscal year beginning January 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 159 — In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

dates, to measure at fair value many financial instruments and certain other items that are similar to financial instruments. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 159 will be effective for the Company’s fiscal year beginning January 1, 2008. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Therefore, SFAS No. 160 will be effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements.

SFAS No. 141R — In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Therefore, SFAS No. 141R will be effective for the Company’s fiscal year beginning January 1, 2009.

4.	Business Acquisition

On January 24, 2007, the Company acquired XpressTrade, LLC (“XpressTrade”), an Illinois limited liability company based in Chicago. The Company purchased 100% of the membership interest of XpressTrade in exchange for 505 shares of the Company’s common stock, cash of $24,817, net of cash acquired, and the assumption of certain liabilities. XpressTrade is a leading Internet-based futures broker, which offers self-directed retail customers 24-hour access to 25 exchanges and over 300 futures products worldwide, including electronic and open outcry, through its browser-based trading platform.

The Company’s consolidated financial statements include the results of operations for XpressTrade beginning on January 25, 2007. The preliminary purchase price of the XpressTrade acquisition of $37,482 includes $28,537 in acquired goodwill and $4,800 in acquired intangible assets. The acquired intangible assets include $4,500 in customer relationships that will be amortized over five years and $300 in a trade name that is deemed to have an indefinite life. The purchase price is preliminary due to estimates included in the closing date acquisition costs and certain exit liability costs.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Stock-Based Compensation

The total compensation expense related to stock options and deferred stock included in the Statement of Operations was $1,863 and $1,452 for the years ended December 31, 2007 and 2006, respectively. The pro-forma stock-based compensation expense for 2005, prior to the adoption of SFAS No. 123R, was $616. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for the period prior to the adoption of SFAS No. 123R and is presented in the following chart:

2005

Net income, as reported	$48,741
Deduct — Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	375

Pro forma net income	48,366
Less income allocable to preferred stock	1,020

Pro forma net income applicable to common stockholders	$47,346

Income per share:
Basic, as reported	$0.79
Basic, pro forma	0.79
Diluted, as reported	0.79
Diluted, pro forma	0.79

The underlying assumptions to these fair value calculations are discussed in Note 17.

6.	Short-Term Investments

The following table summarizes available-for-sale investments at December 31, 2007:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses	Fair Value

Maturity of greater than ten years	Auction Rate Certificates	$86,475	$—	$86,475

		$86,475	$—	$86,475

The following table summarizes marked-to-market investments at December 31, 2007:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses	Fair Value

Maturity of greater than ten years	Auction Rate Certificates	$71,700	$—	$71,700

		$71,700	$—	$71,700

The following table summarizes available-for-sale investments at December 31, 2006:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses	Fair Value

Maturity of less than five years	Auction Rate Certificates	$1,550	$—	$1,550
Maturity of greater than ten years	Auction Rate Certificates	45,675	—	45,675

		$47,225	$—	$47,225

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes marked-to-market investments at December 31, 2006:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses	Fair Value

Maturity of less than five years	Auction Rate Certificates	$500	$—	$500
Maturity of greater than ten years	Auction Rate Certificates	70,350	—	70,350

		$70,850	$—	$70,850

7.	Receivables from Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations consisted of the following at December 31:

	2007	2006

Deposits for securities borrowed	$30,529	$11,828
Securities failed to deliver	152	1,599
Other receivables from brokers, dealers, futures clearing agents and clearing organizations	6,363	8,174

	$37,044	$21,601

8.	Fixed Assets

Fixed assets, including capitalized software development costs, consisted of the following at December 31:

	2007	2006

Furniture and equipment	$11,468	$7,585
Leasehold improvements	4,077	215
Computer software	6,317	5,625

	21,862	13,425
Less accumulated depreciation and amortization	(8,984)	(6,806)

	$12,878	$6,619

As of December 31, 2007 and 2006, the cost of internally developed software, included in computer software, was $4,966 and $3,728, respectively. The respective accumulated amortization related to internally developed software was $2,157 and $1,733.

9.	Goodwill and Other Intangible Assets

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill:

Balance, January 1, 2006	$—
Goodwill recorded in purchase of optionsXpress Europe	79

Balance, December 31, 2006	$79
Goodwill recorded in purchase of XpressTrade (Note 4)	28,537

Balance, December 31, 2007	$28,616

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In performing the annual impairment test, the Company utilized quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company’s reporting units, if applicable, based on operating revenues, and was compared to the carrying value of the reporting unit. No impairment of goodwill was determined for the years ended December 31, 2007 and 2006.

Other intangible assets consist of the following:

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships	$4,500	$(900)	$3,600
Trade name	300	—	300

	$4,800	$(900)	$3,900

The customer relationships intangible asset is being amortized on a straight-line basis over its estimated useful life of five years. The Company evaluates the remaining useful life on an annual basis to determine if events or trends warrant a revision to the remaining period of amortization. There have been no revisions to the original useful life estimate. The other intangible asset associated with the trade name is not subject to amortization since this intangible asset has an indefinite life.

Amortization expense for other intangible assets was $900 for the year ended December 31, 2007. There was no amortization expense for the years ended December 31, 2006 and 2005. At December 31, 2007, the estimated future intangible asset amortization expense will be $900 for each of the years from 2008 through 2011.

The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s finite lived other intangible asset was evaluated by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. No impairment of other intangible assets was determined for the year ended December 31, 2007.

10.	Other Assets

Other assets consisted of the following at December 31:

	2007	2006

Interest receivable	$3,313	$861
Loan receivable	2,500	3,000
Prepaid expenses	1,318	1,067
Investment in non-consolidated subsidiary	816	436
Other	1,649	713

	$9,596	$6,077

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Payables to Brokers, Dealers and Clearing Organizations

Amounts payable to brokers, dealers and clearing organizations consisted of the following at December 31:

	2007	2006

Payables to clearing organizations	$7,183	$6,069
Securities failed to receive	819	11,353

	$8,002	$17,422

12.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31:

	2007	2006

Accrued employee compensation	$2,988	$3,884
Deferred rent	3,008	—
Accounts payable	1,361	768
Other accrued expenses	8,377	4,096

	$15,734	$8,748

13.	Commitments, Contingencies, and Guarantees

Commitments

The Company leases office space and equipment under non-cancelable operating lease agreements that expire on various dates through May 2015. In 2007, the Company entered into a new lease agreement for space which the Company is using as its new corporate headquarters. The lease term is for a period of eight years which began in June 2007. The aggregate future rent payments for the term of the lease, approximately $7,822, are included in the table below.

Future aggregate minimum annual lease commitments, exclusive of additional payments that may be required for certain increases in operating costs, are as follows:

December 31,

2008	$1,443
2009	1,439
2010	1,434
2011	1,429
2012	1,349
2013	1,378
2014	1,235
2015	471

$10,178

The rent expense for all office space during the years ended December 31, 2007, 2006, and 2005, totaled $1,277, $550 and $505, respectively.

The Company has entered into several capital lease agreements for various types of equipment. These agreements expire on various dates through August 2008. The fixed and determinable portion of these

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

obligations is $6 for the year ended December 31, 2008. The expense incurred related to these lease agreements was $65, $111 and $117 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company enters into agreements to purchase telecommunications and data services from various service providers. These agreements expire on various dates through August 2010. The fixed and determinable portions of these obligations are $1,792, $1,187 and $520 for the years ended December 31, 2008, 2009 and 2010, respectively. The expenses incurred related to these service agreements during the years ended December 31, 2007, 2006, and 2005, were $1,541, $1,624 and $1,319, respectively.

Credit Facility

To support its self-clearing activities, the Company established in June 2007 an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA. Any outstanding balances on this credit facility would be callable on demand. The Company anticipates that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of December 31, 2007, there was no balance outstanding on this credit facility.

General Contingencies

The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2007, the Company had $206,928 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.

The margin and leverage requirements that the Company imposes on its customer accounts meet or exceed those required by various regulatory requirements and Regulation T of the Board of Governors of the Federal Reserve. The amount of this risk is not quantifiable since the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a result, the Company is exposed to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. The Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.

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

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Legal Contingencies

In the ordinary course of business, the Company is subject to lawsuits, arbitrations, claims and other legal proceedings. Management cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding the proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the outcome of any pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

In 2006, the Company entered into a three-year agreement with the manager of the third party money market fund that is offered to our customers. As of December 31, 2007, the provisions of this agreement require the Company to pay a $750 termination fee if the agreement is terminated before December 2008.

Guarantees

The Company clears its non-Canadian customers’ futures transactions on an omnibus basis through a futures commission merchant. The Company introduces its Canadian securities customers’ accounts to a clearing broker who clears and carries all customer securities account activity. The Company clears its Canadian customers’ futures transactions on an omnibus basis through a separate futures commission merchant. The Company has agreed to indemnify its third-party clearing broker and both of its clearing futures commission merchants for losses that they may sustain for the customer accounts introduced to them by the Company.

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

The Company guaranteed a SG$7,500 (approximately US$5,188 as of December 31, 2007) letter of credit issued to the Monetary Authority of Singapore in connection with its subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore. The Company pledged $5,188 of short-term investments to guarantee this letter of credit.

14.	Capitalization

Common Stock

At December 31, 2007 and 2006, the Company had 187,500 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 63,026 and 62,386 shares were issued and outstanding at December 31, 2007 and 2006, respectively.

Preferred Stock

At December 31, 2007 and 2006, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. No preferred shares were issued and outstanding as of December 31, 2007.

Dividends

The Company has declared and paid dividends totaling $15,741, $12,468 and $40,938 during the years ended December 31, 2007, 2006, and 2005, respectively, to all preferred and common stockholders of record.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Dividends per share for each class of shares were as follows:

	2007	2006	2005

Common stock:
March 31	$0.0625	$0.0500	$0.6000	*
June 30	0.0625	0.0500	0.0400
September 30	0.0625	0.0500	0.0400
December 31	0.0625	0.0500	0.0400
Convertible preferred stock:
March 31	$—	$—	$0.6000	*

*	Dividend paid to all stockholders of record immediately prior to the Company’s initial public offering.

15.	Employee Benefit Plan

optionsXpress, Inc. maintains a 401(k) savings plan covering all eligible employees of optionsXpress, Inc. and brokersXpress, LLC. Discretionary contributions may be made to the plan although no such contributions have been made to the plan for the years ended December 31, 2007, 2006, and 2005.

16.	Employee Stock Purchase Plan

The Company offers a stock purchase plan that offers its employees the opportunity to purchase the Company’s stock at a five percent discount. In general, participants may elect to have a certain amount withheld through payroll over a six-month period. At the end of each six-month period, the employee’s withholding is used to purchase the Company’s stock for the employee at a five percent discount from the closing price on the last day of the period.

17.	Equity Incentive Plans

The Company maintains three equity incentive plans; the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan. The Company adopted the optionsXpress 2005 Equity Incentive Plan (“the Plan”), which replaced the 2001 Equity Incentive Plan. Under the terms of the Plan, the Company may grant eligible employees, directors, and other individuals performing services for the Company, various equity incentive awards up to 1,250 shares of options, restricted stock or deferred shares. No restricted stock has been issued under the Plan.

As of December 31, 2007, the compensation cost related to stock options and deferred shares not yet vested and not yet recognized was estimated to be $3,357. Based on management’s estimate, the fair value at the date of grant for options and deferred shares granted during the years ended December 31, 2007, 2006, and 2005 was $5,621, $11,025, and $854, respectively

Options

The vesting schedule for each option grant is set by the Company. During 2007, all employee option grants had vesting a schedule of five years. In general, one-fifth of the options become exercisable on the first anniversary date following the grant. The remaining four-fifths become exercisable over the remaining four years. All options expire ten years after the date of the grant.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the stock option activities of the Plan for the year ended December 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(years)	Value

Outstanding, January 1	785	$17.56
Granted to employees	285	24.93
Exercised by employees	(124)	10.57
Forfeited by employees	(161)	27.04

Outstanding, December 31	785	$19.41	7.84	$11,316

Exercisable, December 31	357	$12.92	6.59	$7,458

The following table summarizes the options outstanding and exercisable at December 31, 2007:

		Options Outstanding			Options Exercisable
				Weighted-		Weighted-
Range of			Remaining	Average	Number of	Average
Exercise Prices			Contractual	Exercise	Options	Exercise
Low	High	Number	Life (Years)	Price	Exercisable	Price

$0.17	$7.14	75	5.06	$1.91	75	$1.91
$7.15	$15.96	179	6.77	12.32	149	11.74
$15.97	$21.00	134	7.36	17.87	91	16.75
$21.01	$28.58	330	9.18	25.50	29	27.15
$28.59	$32.77	67	8.18	31.00	13	31.00

		785	7.84	$19.41	357	$12.92

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $10.47, $13.95 and $16.07, respectively. The total intrinsic value of options exercised during the years 2007, 2006 and 2005 was $2,037, $7,396, $9,464, respectively. The compensation cost for the stock options is expected to be recognized over a weighted average period of 3.55 years.

The fair market value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The model takes into account the stock price and exercise price at the grant date and the following assumptions for the years ended December 31:

	2007	2006	2005

Risk-free interest rate	4.3%	4.6%	4.3%
Expected volatility	35%	42%	42%
Annual dividend yield	1%	1%	1%
Expected life	7.5 years	7.5 years	5 years

The risk-free interest rate assumption is based on the rate available on zero-coupon U.S. government issues with a remaining term similar to the expected life of the options. The expected volatility assumptions are based on the implied volatility of the Company’s stock in 2007, 2006 and 2005. The annual dividend yield is based on the percentage of the dividend paid to the average stock price in each year. The expected life is based on the average of the vesting and contractual period.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Shares

The vesting schedule for each deferred shares grant is set by the Company. During 2007, all employee deferred shares granted had a vesting schedule of five years. In general, one-fifth of the deferred shares granted vest on the first anniversary date following the grant. The remaining four-fifths vest over the remaining four years.

The following table summarizes the deferred shares activities of the Plan for the year ended December 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Remaining Life	Intrinsic
	Shares	Fair Value	(years)	Value

Nonvested, January 1	45	$30.78
Granted to employees	108	24.28
Released to employees	(9)	30.78
Forfeited by employees	(43)	25.45

Nonvested, December 31	101	$26.09	1.95	$3,417

As of December 31, 2007, the compensation cost related to deferred shares not yet vested and not yet recognized was estimated to be $1,035. This compensation cost for the deferred shares is expected to be recognized over a weighted average period of 3.58 years. The total fair value of deferred shares vested during the year ended December 31, 2007 was $209. No deferred shares vested during the years ended December 31, 2006 and 2005.

18.	Regulatory Requirements

optionsXpress, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (“Rule 15c3-1”) under the Securities Exchange Act of 1934, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. Under Rule 15c3-1, optionsXpress, Inc. is required to maintain net capital of 2% of “aggregate debits” or $250, whichever is greater, as these terms are defined.

optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule 15c3-1 ($500), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Reg. 1.17 and 4% of the total risk margin requirements for all positions carried in non-customer accounts.

As of December 31, 2007, optionsXpress, Inc. had net capital requirements of $7,184 and net capital of $99,555. As of December 31, 2006, optionsXpress, Inc. had net capital requirements of $3,979 and net capital of $98,563. All of the Company’s other broker-dealers exceeded the net capital requirements, or other applicable financial regulatory capital requirements, for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

19.	Income Taxes

The components of income tax expense (benefit) were:

	Years Ended December 31
	2007	2006	2005

Current:
Federal	$49,741	$36,860	$25,421
State	11,671	8,737	5,896
Foreign	491	—	—

	61,903	45,597	31,317
Deferred:
Federal	(113)	(375)	149
State	40	(64)	46

	(73)	(439)	195

Total income tax expense	$61,830	$45,158	$31,512

The effective tax rate differs from the statutory federal income tax rate principally due to state income taxes. A reconciliation of the statutory federal income tax rate to the effective tax rate applicable to pre-tax income was as follows:

	Years Ended December 31
	2007	2006	2005

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	4.8	4.8	4.8
Other	(1.0)	(1.2)	(0.5)

	38.8%	38.6%	39.3%

Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	December 31
	2007	2006	2005

Deferred tax assets:
Stock-based compensation	$1,006	$506	$—
Deferred rent	1,196	—	—
Other deferred tax assets	464	—	—

Total deferred tax assets	2,666	506	—
Deferred tax liabilities:
Property and intangible assets	(2,707)	(751)	(751)
Other deferred tax liabilities	(556)	(425)	(358)

Total deferred tax liabilities	(3,263)	(1,176)	(1,109)

Net deferred tax liabilities	$(597)	$(670)	$(1,109)

The adoption of FIN 48 on January 1, 2007 did not result in a cumulative adjustment to the Company’s tax liability for uncertain tax positions. Upon adoption on January 1, 2007, the Company did not have any unrecognized tax benefits and increased the liability by $100 during 2007 for unrecognized tax benefits related

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

to foreign tax positions taken. Currently, the Company estimates that the unrecognized tax benefits liability balance will not significantly change during 2008. The Company recognizes potential accrued interest and penalties pertaining to income tax related issues as an income tax expense. The Company believes it is no longer subject to U.S. federal and state income tax examinations for the years prior to 2004.

The Company received income tax benefits for income taxes paid in foreign jurisdictions. Subject to certain restrictions, the Company is entitled to U.S. foreign tax credit for the amount of income taxes paid in these foreign jurisdictions. Any foreign tax credit that can not be claimed in the current year can be carried forward for a maximum period of ten years. Any foreign tax credits that can not be claimed in the current year will expire in 8 to10 years The Company also received income tax benefits related to the exercise of non-qualified stock options. The Company is entitled to a deduction for income tax purposes of the amount that employees report as ordinary income on these non-qualified stock options. The tax benefit relating to this tax deduction for the years ended December 31, 2007, 2006 and 2005 was $510, $694 and $1,923, respectively, and is included in additional paid-in capital for the period of the tax deduction.

20.	Earnings Per Share

The computations of basic and diluted EPS were as follows:

	Years Ended December 31
	2007	2006	2005

Reported net income	$97,719	$71,729	$48,741
Less income allocable to preferred stock	—	—	1,028

Adjusted net income applicable to common stockholders	$97,719	$71,729	$47,713

Weighted-average number of common shares outstanding — basic	62,923	62,319	60,136
Effect of dilutive securities	208	293	1,919

Weighted-average number of common shares outstanding — diluted	63,131	62,612	62,055

Basic EPS	$1.55	$1.15	$0.79
Diluted EPS	$1.55	$1.15	$0.79

21.	Related Party Transactions

The Company accounts for its 41% investment in oX Australia using the equity method. The Company passes through commissions earned to oX Australia and has a technology, execution and clearing services agreement with oX Australia. For the years ended December 31, 2007, 2006 and 2005, the Company passed through commissions to oX Australia of $2,103, $1,842 and $1,670, respectively, and recognized fees of $1,574, $1,393 and $1,399, respectively, relating to the execution and clearing agreement. The fees received from technology, execution and clearing services agreement is included in commission revenue. At December 31, 2007, the Company had a net payable of $111 to oX Australia. At December 31, 2006, the Company had a net receivable of $364 from oX Australia.

The payment for order flow that the Company receives includes funds allocated to the Company through the exchanges various liquidity providers. One of the liquidity providers that routed funds to the Company through the CBOE is G-Bar Limited Partnership (G-Bar), a shareholder of the Company. James Gray, the Chairman of the Board of Directors of the Company, is the President of G-Bar. For the years ended December 31, 2007 and 2006, G-Bar allocated $376 and $183, respectively, in funds for payment to the Company through the CBOE.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

22.	Quarterly Financial Information (Unaudited)

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$54,728	$59,400	$64,089	$68,813	$247,030
Net income before income taxes	34,784	37,873	41,345	45,547	159,549
Net income	21,281	23,170	25,265	28,003	97,719
Basic earnings per share	0.34	0.37	0.40	0.44	1.55
Diluted earnings per share	0.34	0.37	0.40	0.44	1.55

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$46,438	$47,311	$43,837	$49,346	$186,932
Income before income taxes	29,603	29,474	26,401	31,409	116,887
Net income	18,045	17,998	16,262	19,424	71,729
Basic earnings per share	0.29	0.29	0.26	0.31	1.15
Diluted earnings per share	0.29	0.29	0.26	0.31	1.15

Schedule I — Condensed Financial Information of the Registrant.

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
	(In thousands)

Revenues
Interest income	$2,753	$3,102
Dividend income from subsidiaries	82,500	32,000

	85,253	35,102

Expenses	2,920	3,178

Income before income taxes	82,333	31,924
Income taxes	4,644	247

Income before equity in undistributed net income of subsidiaries	77,689	31,677
Equity in undistributed net income of subsidiaries	20,030	40,052

Net income	$97,719	$71,729

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Financial Condition

	December 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Cash and cash equivalents	$6,063	$1,102
Short-term investments	86,475	47,225
Investment in subsidiaries	187,944	128,910
Due from subsidiaries	3,312	3,967
Other assets	1,652	538

Total assets	$285,446	$181,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,765	$775
Due to subsidiaries	5,973	139

Total liabilities	7,738	914
Total stockholders’ equity	277,708	180,828

Total liabilities and stockholders’ equity	$285,446	$181,742

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
	(In thousands)

Operating activities
Net income	$97,719	$71,729
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(20,030)	(40,052)
Depreciation and amortization	26	24
Net deferred income taxes	(230)	(77)
Changes in operating assets and liabilities:
(Increase) decrease in:
Due from subsidiaries	655	(835)
Other assets	(926)	3,166
Increase (decrease) in:
Accounts payable and accrued liabilities	976	289
Due to subsidiaries	5,834	139

Net cash provided by operating activities	84,024	34,383
Investing activities
Purchases of short-term investments	(81,950)	(65,025)
Proceeds from maturities/sales of short-term investments	42,700	42,556
Equity investment in subsidiaries	(25,938)	(311)
Purchases and development of computer software	(2)	(76)

Net cash used in investing activities	(65,190)	(22,856)
Financing activities
Exercise of stock options	1,315	840
Purchases through employee stock purchase plan	43	21
Excess tax benefit for stock- based compensation	510	694
Dividends paid	(15,741)	(12,468)

Net cash used in financing activities	(13,873)	(10,913)

Net increase in cash	4,961	614
Cash and cash equivalents, beginning of year	1,102	488

Cash and cash equivalents, end of year	$6,063	$1,102

Supplemental disclosure of cash flow information:
Income taxes paid	$61,995	$41,938
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation	21	17
Non-cash unrealized gain (loss) on short-term investments	—	24
Transfer of short-term investments to subsidiary	—	70,543
Issuance of stock in acquisition	11,150	—

Notes to Condensed Financial Statements (in thousands)

Cash dividends received by the Company from optionsXpress, Inc. amounted to $79,000 for the year ended December 31, 2007 and $30,000 for the year ended December 31, 2006. Cash dividends received by the Company from brokersXpress, LLC amounted to $3,500 for the year ended December 31, 2007 and $2,000 for the year ended December 31, 2006.

S-4