Form 10-Q
period 2008-03-31
optionsXpress Holdings, Inc.
filed 2008-05-12
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2008, there were 60,138,513 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$67,646	$70,492
Investments in securities	107,575	158,175
Cash and investments segregated in compliance with federal regulations	518,031	599,059
Receivables from brokerage customers, net	203,079	207,417
Receivables from brokers, dealers and clearing organizations	16,173	37,044
Deposits with clearing organizations	24,298	28,334
Fixed assets, net	13,131	12,878
Goodwill	29,022	28,616
Other intangible assets, net	3,675	3,900
Other assets	17,263	9,596

Total assets	$999,893	$1,155,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payables to brokerage customers	$718,488	$851,130
Payables to brokers, dealers and clearing organizations	9,679	8,002
Accounts payable and accrued liabilities	18,905	15,734
Current and deferred income taxes	12,647	2,937

Total liabilities	759,719	877,803

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 60,413 and 63,026 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	51,640	108,064
Accumulated other comprehensive income	69	49
Retained earnings	188,459	169,589

Total stockholders’ equity	240,174	277,708

Total liabilities and stockholders’ equity	$999,893	$1,155,511

See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Commissions	$38,929	$33,756
Interest revenue and fees	14,373	14,135
Interest expense	(784)	(1,576)

Net interest revenue and fees	13,589	12,559
Other brokerage-related revenue	7,478	8,090
Other income	769	323

Net revenues	60,765	54,728

Expenses
Compensation and benefits	6,659	6,201
Brokerage, clearing and other related expenses	5,018	4,830
Advertising	4,874	3,561
Quotation services	1,907	1,714
Depreciation and amortization	1,678	1,266
Technology and telecommunications	906	848
Other	2,224	1,524

Total expenses	23,266	19,944

Income before income taxes	37,499	34,784
Income taxes	13,710	13,503

Net income	$23,789	$21,281

Earnings per common share:
Basic	$0.38	$0.34
Diluted	$0.38	$0.34

Weighted-average number of common shares:
Basic	62,581	62,780
Diluted	62,769	62,985

Dividends declared per share	$0.0800	$0.0625

See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007
Operating activities
Net income	$23,789	$21,281
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,678	1,266
Stock-based compensation	524	521
Net deferred income taxes	179	364
Gain on investment in non-consolidated affiliate	(122)	(52)
Unrealized (gains)/losses, deferred rent and other	(216)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	81,028	5,021
Receivables from brokerage customers, net	4,338	(1,601)
Receivables from brokers, dealers and clearing organizations	20,871	(2,193)
Deposits with clearing organizations	4,036	(22,279)
Other assets	(6,730)	(1,988)
Increase (decrease) in:
Payables to brokerage customers	(132,642)	29,336
Payables to brokers, dealers and clearing organizations	1,677	(6,614)
Accounts payable and accrued liabilities	3,186	1,410
Current income taxes payable	9,531	8,384

Net cash provided by operating activities	11,127	32,856

Investing activities
Purchases of investments in securities	(20,600)	(12,900)
Proceeds from maturities/sales of investments in securities	71,200	12,225
Purchases and development of computer software	(1,171)	(619)
Purchases of fixed assets	(535)	(1,459)
Loans to affiliates and non-affiliates	(1,000)	—
Cash used in business acquisition	—	(24,135)

Net cash provided by (used in) investing activities	47,894	(26,888)

Financing activities
Stock repurchases	(57,142)	—
Exercise of stock options	60	188
Excess tax benefit for stock-based compensation	134	46
Dividends paid	(4,919)	(3,933)

Net cash used in financing activities	(61,867)	(3,699)

Net (decrease) increase in cash and cash equivalents	(2,846)	2,269

Cash and cash equivalents, beginning of period	70,492	76,590

Cash and cash equivalents, end of period	$67,646	$78,859

Supplemental cash flow information:
Income taxes paid	$3,874	$4,725
Interest paid	784	1,576
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation	$20	$11
Issuance of common stock in acquisition	—	11,150

See accompanying notes.

optionsXpress Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
The consolidated financial statements include the accounts of optionsXpress Holdings, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
The Company follows United States generally accepted accounting principles, including certain accounting guidance used by the brokerage industry. Certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2007.
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2008 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
Nature of Operations
The Company provides internet-based options, stock, bond, mutual fund and futures brokerage services to retail customers located throughout the United States and certain foreign countries. Except for trades placed by its Canadian customers, all securities trades are cleared through the Company’s internal self-clearing operations. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus arrangement with two outside clearing futures commission merchants.
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), Securities Investor Protection Corporation, the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the Boston Options Exchange, the American Stock Exchange, NYSE Arca Exchange, and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of FINRA. In addition, optionsXpress, Inc. and brokersXpress LLC are registered with the Commodities Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is registered with and licensed by the Investment Dealers Association. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets.
2. Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides a fair value option election that permits entities to irrevocably elect to measure financial assets and liabilities at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value options election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has not elected to apply the SFAS 159 fair value option to any of its financial assets or liabilities.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Therefore, SFAS No. 160 will be effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Therefore, SFAS No. 141R will be effective for the Company’s fiscal year beginning January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities requiring entities to provide enhanced disclosures with the intent to provide users of financial statements with a better understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Therefore, SFAS No. 161 will be effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact that SFAS No. 161 will have on its financial reporting disclosures.
3. Summary of Significant Accounting Policies
Except as described in the following paragraphs, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Investments in Securities — Investments in securities held by the Company’s broker-dealer subsidiaries as investments are marked to market with changes in market value reflected in the statement of operations. Investments in securities not held in any of the Company’s broker-dealer subsidiaries are designated as available for sale and are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected as accumulated other comprehensive income (loss).
Financial Instruments — The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The adoption of SFAS No. 157 did not have an effect on the Company’s results of operations, financial position or liquidity. See Note 6 — Financial Instruments of Notes to Condensed Consolidated Financial Statements for a complete discussion of SFAS No. 157.
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not remeasured at fair value in the financial statements on a recurring basis (at least annually). These include goodwill and other indefinite lived intangible assets. The Company adopted FSP 157-2 effective January 1, 2008. The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009.
Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing net income for the period by the weighted average common shares for the period. Diluted EPS is computed by dividing net income for the period by the weighted average common shares that would be outstanding for the period if all of the securities or other contracts to issue common stock were exercised or converted to common stock, except when any assumed exercise or conversion would have an anti-dilutive effect on EPS.
4. Business Acquisition
On January 24, 2007, the Company acquired XpressTrade, LLC (“XpressTrade”), an Illinois limited liability company based in Chicago. The Company purchased 100% of the membership interest of XpressTrade in exchange for 505 shares of the Company’s common stock, cash of $24,817, net of cash acquired, and the assumption of certain liabilities. XpressTrade was a leading internet-based futures broker, which offers self-directed retail customers 24-hour access to 25 exchanges and over 300 futures products worldwide, including electronic and open e-cry, though its browser-based trading platform.
The Company’s consolidated financial statements include the results of operations for XpressTrade beginning on January 25, 2007. The purchase price of the XpressTrade acquisition of $37,888 includes $28,943 in acquired goodwill and $4,800 in acquired intangible assets. The acquired intangible assets include $4,500 in customer relationships that will be amortized on a straight-line basis over five years and $300 in a trade name that is deemed to have an indefinite life.
The purchase price allocation for the XpressTrade acquisition was finalized as of January 25, 2008. Differences between purchase accounting estimates and actual results that arose prior to January 25, 2008 resulted in adjustments to the purchase price allocation. Any such adjustments arising on or after January 25, 2008 will be recorded in earnings.
5. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan. All of the options outstanding pursuant to the stock compensation plans at March 31, 2008 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three months ended March 31, 2008 was $524. As of March 31, 2008, the total compensation cost related to stock options and deferred shares not yet vested and recognized were estimated to be $4,295. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 3.90 years and 3.87 years, respectively. As of March 31, 2008, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $3,147 and $2,745, respectively, and the aggregate intrinsic value of the total exercisable stock options was $2,977.
6. Financial Instruments
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for its financial assets and financial liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction.

The following table sets forth the Company’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold but not yet purchased, at fair value:

	March 31,	December 31,
	2008	2007
Financial instruments owned, at fair value:
Investments in securities	$107,575	$158,175
Money market funds included in cash and cash equivalents	51,074	5,868
U.S. treasuries included in deposits with clearing organizations	14,694	18,508
Corporate equities and derivatives included in other assets	6,610	1,057

	$179,953	$183,608

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accrued payables and other liabilities	$4,337	$578

	$4,337	$578

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under which financial assets and liabilities will be classified are as follows:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
As required by SFAS No. 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Company’s financial instruments owned, at fair value, including $5,157 of investments in securities that are pledged as collateral for the Company’s letter of credit, and financial instruments sold but not yet purchased at fair value as of March 31, 2008:

	Level 1(1)	Level 2	Level 3(2)	Total
Financial instruments owned, at fair value:
Investments in securities	$—	$—	$107,575	$107,575
Money market funds included in cash and cash equivalents	51,074	—	—	51,074
U.S. treasuries included in deposits with clearing organizations	14,694	—	—	14,694
Corporate equities and derivatives included in other assets	6,610	—	—	6,610

	$72,378	$—	$107,575	$179,953

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accrued payables and other liabilities	$4,337	$—	$—	$4,337

	$4,337	$—	$—	$4,337

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities.

(2)	Level 3 assets represent 60% of all assets measured at fair value.
The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments in
Securities
- Assets
Balance, January 1, 2008	$—
Total gains/(losses), realized and unrealized	—
Purchases, issuances, sales and settlements	—
Transfers in/(out) of Level 3	107,575

Balance, March 31, 2008	$107,575

Investments in securities consist of tax-free municipal auction rate securities (“ARS”) backed by student loans issued under the Federal Family Education Loan Program (“FFELP”). The ARS held by the Company are securities with long-term stated maturities for which the interest rates are reset through periodic short-term auctions. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets during 2007 and 2008, all of the auctions that were held for ARS in the Company’s portfolio failed from February 14, 2008 through the present. ARS that did not successfully auction reset to the maximum interest rate as prescribed in the underlying indentures. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when auctions fail. Failed auctions, however, limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. ARS are generally callable at any time by the issuer.
The Company’s ARS portfolio consists entirely of AAA-rated securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of the Company’s ARS are current with respect to interest payments and as of the date of this report, the Company has no reason to believe that any of the underlying issuers of its ARS or that the underlying credit quality of the assets backing its ARS investments have been impacted. At March 31, 2008, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company transferred the ARS to Level 3 and estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, estimates of the probability of the issue being called or becoming liquid prior to the final maturity and impact due to extended periods of maximum auction rates. Based upon this analysis, the Company determined the estimated fair value and that no impairment of the Company’s ARS had occurred. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or the credit quality of the Company’s ARS degrade, the Company may be required to recognize impairment charges. The Company has reclassified all of its investments in ARS from short-term investments to investments in securities as a result of the uncertainty of when these ARS could be successfully liquidated.
7. Guarantees and Contingencies
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
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At March 31, 2008, the Company had $194,571 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.
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

The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the securities’ values on a daily basis and by requiring additional collateral as needed.
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
8. Capitalization
Common Stock
At March 31, 2008, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 60,413 shares were issued and outstanding.
On February 12, 2008, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100,000 of the Company’s outstanding common stock. As of March 31, 2008, the Company had purchased 2,638 shares of its common stock under this program at a cost of $57,142, or at an average cost of $21.66 per share. The repurchased shares were retired to authorized, but unissued. The stock repurchase program may be terminated at any time by the Board of Directors.
Preferred Stock
At March 31, 2008, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. As of March 31, 2008, the Company had no shares of convertible preferred stock issued and outstanding.
Dividend
On March 5, 2007, the Company declared a cash dividend of $0.08 per share to stockholders of record on March 20, 2007, which was paid on March 28, 2007.
9. Regulatory Requirements
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
optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule 15c3-1 ($500), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Reg. 1.17, and 4% of the total risk margin requirements for all positions carried in non-customer accounts.
As of March 31, 2008, optionsXpress, Inc. had net capital requirements of $6,711 and net capital of $84,878. As of March 31, 2007, optionsXpress, Inc. had net capital requirements of $6,262 and net capital of $93,973. All of the Company’s other broker-dealers exceeded the net capital requirements, or other applicable financial regulatory capital requirements, for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
10. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended
	March 31,
	2008	2007
Net income	$23,789	$21,281

Weighted-average number of common shares outstanding — basic	62,581	62,780
Effect of dilutive securities	188	205

Weighted-average number of common shares outstanding — diluted	62,769	62,985

Basic EPS	$0.38	$0.34
Diluted EPS	$0.38	$0.34

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Important factors that may cause such differences include, but are not limited to: risks related to general economic conditions, regulatory developments, the competitive landscape, the volume of securities trading generally or by our customers specifically, competition, systems failures and capacity constraints and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
In particular, forward-looking statements include, but are not limited to, the following:
•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading, futures trading, online options trading and online futures trading;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations and brokersXpress;

•	the statements about the impact of changes in interest rates on our earnings;

•	the statements concerning continued financing options;

•	the statements regarding scalability of our systems and the cost of capacity increases; and

•	the statements concerning uncertainties and deteriorations in the credit and capital markets and the credit quality of our auction rate securities.
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended
	March 31,
	2008	2007
Results of Operations
Net revenues (in thousands)	$60,765	$54,728
Compensation and benefits	11.0%	11.3%
Brokerage, clearing, and other related expenses	8.3	8.8
Advertising	8.0	6.5
Quotation services	3.1	3.1
Depreciation and amortization	2.8	2.3

	Three Months Ended
	March 31,
	2008	2007
Technology and telecommunication	1.5	1.6
Other	3.6	2.8
Income before income taxes	61.7	63.6
Income taxes	22.6	24.7
Net income	39.1	38.9
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended
	March 31,
	2008	2007
Statistical Data
Number of customer accounts (1)	277,100	223,800
Daily average revenue trades (“DARTs”) (2)	38,000	30,700
Customer trades per account (3)	34	35
Average commission per trade	$16.81	$18.02
Option trades as a % of total trades	65%	66%
Advertising expense per net new customer account (4)	$332	$349
Total client assets (000s)	$5,428,964	$4,993,358
Client margin balances (000s)	$197,760	$134,902

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on net new customer accounts opened during the period.
Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007
Overview
Our results for the three months ended March 31, 2008 reflect the following principal factors:
•	total customer accounts increased by 53,300 to 277,100, or 23.8%;

•	total trades increased by 0.4 million to 2.3 million, or 23.6%; and

•	average commission per trade decreased by $1.21 to $16.81, or 6.7%.
Commissions
Our commissions increased $5.1 million, or 15.3%, for the three months ended March 31, 2008 to $38.9 million compared to $33.8 million for the three months ended March 31, 2007. The increase in commissions was primarily the result of the 23.6% increase in the number of total trades processed during the three months ended March 31, 2008. The increase in the number of trades was partially offset by the 6.7% decrease in the average commission per trade as a result of the increase in the overall percentage of futures trades and our introduction of a reduced commission rate on option spread trades in August 2007.
Net interest revenue and fees
Net interest revenue and fees increased $1.0 million, or 8.2%, to $13.6 million for the three months ended March 31, 2008 compared to $12.6 million for the three months ended March 31, 2007. The increase in net interest revenue and fees was the result of an increase in customer cash, customer cash swept to money markets, customer margin and our cash and investment balances, which was partially offset by decreases in short-term interest rates.
Other brokerage-related revenue
Other brokerage-related revenue decreased $0.6 million, or 7.6%, for the three months ended March 31, 2008 to $7.5 million compared to $8.1 million for the three months ended March 31, 2007. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers, which was partially offset by an increase in the number of customer option trades that we routed to third parties for processing.
Other income
Other income increased $0.5 million, or 138.1%, for the three months ended March 31, 2008 to $0.8 million compared to $0.3 million for the three months ended March 31, 2007. The increase in other income was primarily due to the increase of income earned from our minority interest in optionsXpress Australia Pty Limited and a revenue sharing program with a third party that provides fee-based personal investing coaching for our customers.
Compensation and benefits
Compensation and benefits expenses increased $0.5 million, or 7.4%, to $6.7 million for the three months ended March 31, 2008 from $6.2 million for the three months ended March 31, 2007. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 263 to 273 to service the overall growth of our customer accounts and trades as well as a full quarter of compensation for employees from the XpressTrade acquisition.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $0.2 million, or 3.9%, to $5.0 million for the three months ended March 31, 2008 from $4.8 million for the three months ended March 31, 2007. Increased brokerage expenses were primarily due to increased payouts to the registered representatives of our brokersXpress business as a result of continued growth in that business.
Advertising
Advertising expenses increased $1.3 million, or 36.9%, to $4.9 million for the three months ended March 31, 2008 from $3.6 million for the three months ended March 31, 2007. The increase in advertising expense was due to an increase in spending across all of our advertising channels. Advertising expense per net new account decreased to $332 for the three months ended March 31, 2008 compared to $349 for the three months ended March 31, 2007.
Quotation services
Quotation services expenses increased $0.2 million, or 11.3%, to $1.9 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007. Increased quotation services expense was primarily due to the 23.8% increase in customer accounts.
Depreciation and amortization
Depreciation and amortization expenses increased $0.4 million, or 32.5%, to $1.7 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007. Increased depreciation and amortization expense was primarily due to the amortization costs associated with the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure, and the depreciation expense associated with the investment required to prepare our new corporate headquarters for occupancy in June 2007.
Technology and telecommunication
Technology and telecommunication expenses increased $0.1 million, or 6.8%, to $0.9 million for the three months ended March 31, 2008 from $0.8 million for the three months ended March 31, 2007. Increased technology and telecommunication expenses were primarily due to added telecommunications and data feed costs required to support the 23.6% increase in trades and the 23.8% increase in customer accounts.
Other
Other expenses increased $0.7 million, or 45.9%, to $2.2 million for the three months ended March 31, 2008 from $1.5 million for the three months ended March 31, 2007. Other expenses increased primarily due to the increased costs associated with our corporate headquarters, which we moved in June 2007, as well as the increase of general and administrative expenses consistent with the growth of our business.
Income taxes
Income taxes increased $0.2 million, or 1.5%, to $13.7 million for the three months ended March 31, 2008 from $13.5 million for the three months ended March 31, 2007. The increase in income taxes was primarily due to a 7.8% increase in income before income taxes during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was largely offset by an overall tax rate decrease resulting from the change of the Illinois income tax apportionment laws.
Net income
As a result of the foregoing, we reported $23.8 million in net income for the three months ended March 31, 2008, compared to $21.3 million in net income for the three months ended March 31, 2007, an increase of $2.5 million, or 11.8%.
Liquidity and Capital Resources
As a holding company, almost all of our funds generated from operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies, including the Securities Exchange Commission (“SEC”), Financial Industry Regulatory Authority Inc. (“FINRA”), the Chicago Board Options

Exchange (“CBOE”), the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”), relating to liquidity and capital standards, which limit funds available for the payment of dividends to us.
We invest company cash in a variety of high credit quality investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and auction rate securities (“ARS”) backed by United States Department of Education-guaranteed student loans issued under the Federal Family Education Loan Program (“FFELP”). Our ARS are securities with long-term stated maturities for which the interest rates are reset through periodic short-term auctions. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets during 2007 and 2008, all of the auctions that were held for ARS in our portfolio failed from February 14, 2008 through the present. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when auctions fail. Failed auctions, however, limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. ARS are generally callable at any time by the issuer.
Our ARS portfolio consists entirely of AAA-rated securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are current with respect to interest payments and, as of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS or the underlying credit quality of the assets backing our ARS investments have been impacted. At March 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments in ARS. Therefore, we estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, estimates of the probability of the issue being called or becoming liquid prior to the final maturity and impact due to extended periods of maximum auction rates. Based upon this analysis, we determined that no impairment of our ARS had occurred. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or the credit quality of our ARS degrade, we may be required to recognize impairment charges. Despite the recent illiquidity of our ARS created by the failed auctions, we believe all of our investments are of high credit quality and we have more than adequate liquidity to conduct our businesses.
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
optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule 15c3-1 ($0.5 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Reg. 1.17, and 4% of the total risk margin requirements for all positions carried in non-customer accounts.
As of March 31, 2008, optionsXpress, Inc. had net capital requirements of $6.7 million and net capital of $84.9 million. As of March 31, 2007, optionsXpress, Inc. had net capital requirements of $6.3 million and net capital of $94.0 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At March 31, 2008, we had interest-bearing security deposits, short-term treasury bills and short-term treasury notes totaling $24.3 million deposited with clearing organizations for the self-clearing of equities and option trades.
At March 31, 2008, we had $518.0 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash credit balances in customer brokerage accounts, which were $718.5 million on March 31, 2008.
Credit Facility
To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts, As of March 31, 2008, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash provided by operating activities was $11.1 million for the three months ended March 31, 2008, compared to $32.9 million for the three months ended March 31, 2007. The decrease in cash provided by operating activities was caused primarily by the decrease in payables to brokerage customers, which was partially offset by the larger decrease in cash and investments segregated in compliance with federal regulations.
Cash provided by investing activities was $47.9 million for the three months ended March 31, 2008, compared to cash used in investing activities of $26.9 million for the three months ended March 31, 2007. The primary reason for the increase in cash provided by investing activities was cash and cash equivalents generated from the sale of investments in securities.
Cash used in financing activities was $61.9 million for the three months ended March 31, 2008, compared to cash used in financing activities of $3.7 million for the three months ended March 31, 2007. Cash used in financing activities increased due to $57.1 million of cash used to repurchase our outstanding common stock.

Capital Expenditures
Capital expenditures were $1.7 million for the three months ended March 31, 2008, compared to $2.1 million for the three months ended March 31, 2007. Capital expenditures for the periods ended March 31, 2008 and 2007 included capitalized software costs, which we capitalize in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
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
We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in our customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. At March 31, 2008, we had $194.6 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
Please see Item 2. — “Liquidity and Capital Resources” for additional information.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
We are not, nor are any of our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Like other securities brokerage firms, we have been named as a defendant in lawsuits and, from time to time, we have been threatened with, or named as a defendant in, arbitrations and administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-

regulatory organizations by dissatisfied customers are investigated by such regulatory bodies and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.
Item 1A. — Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 lists in more detail various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” Except as set forth below, there have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K. We encourage you to review that information and to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.
We hold tax-free municipal ARS backed by student loans issued under the FFELP. Our ARS are marketable securities with long-term stated maturities for which the interest rates are reset through periodic short-term auctions, which have recently failed. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops.
At March 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments in ARS. Therefore, we estimated Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, estimates of the probability of the issue being called or becoming liquid prior to the final maturity and impact due to extended periods of maximum auction rates. Based upon this analysis, we determined that no impairment of our ARS has occurred. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or the credit quality of our ARS degrade, we may be required to recognize impairment charges, which would harm our results of operations.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table provides information about our repurchases of our common stock during the three months ended March 31, 2008:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of		as Part of Publicly	Under the Plans
	Shares Purchased	Average Price	Announced Plans	or Programs
Period	(1)	Paid per Share	or Programs (1)	(1)(3)
January 1, 2008 through January 31, 2008	—	$—	—	$100,000,000
February 1, 2008 through February 29, 2008	421,000	24.30	421,000	89,770,783
March 1, 2008 through March 31, 2008	2,216,543	21.16	2,216,543	42,857,755

	2,637,543 (3)	$21.66	2,637,543	$ 42,857,755

(1)	Represents (a) 2,537,543 shares purchased on the open market pursuant to a stock repurchase program approved by our Board of Directors on February 13, 2008 that authorizes us to repurchase up to $100 million of our outstanding common stock (the “Repurchase Program”) and (b) 100,000 shares repurchased from Ned. W. Bennett, our Executive Vice Chairman and founder, on March 3, 2008, pursuant to a stock purchase agreement we entered into with him on February 14, 2008 (the “Bennett Stock Purchase Agreement”). The Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors. The Bennett Stock Purchase Agreement does not have an expiration date and does not create an obligation for us to buy, or Mr. Bennett to sell to us, any of his shares of our common stock. The number of shares we may purchase under the Bennett Stock Purchase Agreement is limited only by the number of shares of our common stock that Mr. Bennett may hold from time to time.

(2)	Represents repurchased shares which were retired to authorized, but unissued.

(3)	Does not include shares that may yet be repurchased by us under the Bennett Stock Purchase Agreement because, according to its terms, there is no maximum number of shares that may be repurchased. See note (1) above.

Item 6. — Exhibits

Exhibit	Description
10.1	Stock Purchase Agreement, dated February 13, 2008, by and among Ned. W. Bennett and optionsXpress Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 14, 2008)

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 12, 2008	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ DAVID A. FISHER

David A. Fisher
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT

Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)