Form 10-Q
period 2008-06-30
optionsXpress Holdings, Inc.
filed 2008-08-11
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑
As of August 1, 2008 there were 60,041,602 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$98,216	$70,492
Cash and investments segregated in compliance with federal regulations	565,651	599,059
Receivables from brokerage customers, net	229,210	207,417
Receivables from brokers, dealers and clearing organizations	21,964	37,044
Investments in securities	103,225	158,175
Deposits with clearing organizations	23,995	28,334
Fixed assets, net	13,173	12,878
Goodwill	29,022	28,616
Other intangible assets, net	3,450	3,900
Other assets	27,440	9,596

Total assets	$1,115,346	$1,155,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payables to brokerage customers	$837,992	$851,130
Payables to brokers, dealers and clearing organizations	2,850	8,002
Accounts payable and accrued liabilities	27,889	15,734
Current and deferred income taxes	640	2,937

Total liabilities	869,371	877,803

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 59,803 and 63,026 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	6	6
Preferred stock, $0.0001 par value, 75,000 shares authorized; none issued	—	—
Additional paid-in capital	38,842	108,064
Accumulated other comprehensive income	104	49
Retained earnings	207,023	169,589

Total stockholders’ equity	245,975	277,708

Total liabilities and stockholders’ equity	$1,115,346	$1,155,511

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Commissions	$40,959	$36,555	$79,888	$70,311
Interest revenue and fees	11,905	15,148	26,278	29,283
Interest expense	(382)	(1,624)	(1,166)	(3,200)

Net interest revenue and fees	11,523	13,524	25,112	26,083
Other brokerage-related revenue	8,214	8,879	15,692	16,969
Other income	928	442	1,697	765

Net revenues	61,624	59,400	122,389	114,128

Expenses:
Compensation and benefits	7,073	6,771	13,732	12,972
Brokerage, clearing and other related expenses	5,685	4,667	10,703	9,497
Advertising	5,031	3,455	9,905	7,016
Quotation services	1,663	1,947	3,570	3,661
Depreciation and amortization	1,767	1,320	3,445	2,586
Technology and telecommunications	917	917	1,823	1,765
Other	2,486	2,450	4,710	3,974

Total expenses	24,622	21,527	47,888	41,471

Income before income taxes	37,002	37,873	74,501	72,657
Income taxes	13,654	14,703	27,364	28,206

Net income	$23,348	$23,170	$47,137	$44,451

Earnings per common share:
Basic	$0.39	$0.37	$0.77	$0.71
Diluted	$0.39	$0.37	$0.77	$0.70

Weighted-average number of common shares:
Basic	60,025	62,944	61,303	62,863
Diluted	60,175	63,142	61,476	63,066
Dividends declared per share	$0.0800	$0.0625	$0.1600	$0.1250
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating activities
Net income	$47,137	$44,451
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,445	2,586
Stock-based compensation	1,178	993
Net deferred income taxes	42	1,080
Gain on investment in non-consolidated affiliate	(102)	(145)
Unrealized gains, deferred rent and other	24	210
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	33,408	(65,002)
Receivables from brokerage customers, net	(21,793)	(21,332)
Receivables from brokers, dealers and clearing organizations	15,080	(2,435)
Deposits with clearing organizations	4,339	16,787
Other assets	(14,811)	(4,690)
Increase (decrease) in:
Payables to brokerage customers	(13,138)	37,991
Payables to brokers, dealers and clearing organizations	(5,152)	(11,975)
Accounts payable and accrued liabilities	11,228	5,349
Current income taxes payable	(3,719)	(4,833)

Net cash provided by (used in) operating activities	57,166	(965)

Investing activities
Purchases of investments in securities	(20,600)	(48,300)
Proceeds from sales and maturities of investments in securities	75,550	27,250
Purchases and development of computer software	(2,082)	(1,331)
Purchases of fixed assets	(1,208)	(6,817)
Loans to affiliates and non-affiliates	(1,000)	—
Cash used in acquisition	—	(24,135)

Net cash provided by (used in) investing activities	50,660	(53,333)

Financing activities
Exercise of stock options	125	410
Excess tax benefit for stock-based compensation	253	155
Purchases through employee stock purchase plan	19	22
Stock repurchases	(70,796)	—
Dividends paid	(9,703)	(7,867)

Net cash used in financing activities	(80,102)	(7,280)

Net increase (decrease) in cash and cash equivalents	27,724	(61,578)
Cash and cash equivalents, beginning of period	70,492	76,590

Cash and cash equivalents, end of period	$98,216	$15,012

Supplemental cash flow information:
Income taxes paid	$30,811	$31,928
Interest paid	1,166	3,200
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation	$56	$35
Issuance of common stock in acquisition	—	11,150
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
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2008 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
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
2. Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 , which provides a fair value option election that permits entities to irrevocably elect to measure financial assets and liabilities at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value options election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has not elected to apply the SFAS 159 fair value option to any of its financial assets or liabilities.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 . SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Therefore, SFAS No. 160 will be effective for the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 . SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities requiring entities to provide enhanced disclosures with the intent to provide users of financial statements with a better understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Therefore, SFAS No. 161 will be effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact that SFAS No. 161 will have on its financial reporting disclosures.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact that SFAS No. 162 will have on its consolidated financial statements.
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
5. Stock-Based Compensation
The Company maintains four stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, the 2005 Employee Stock Purchase Plan, and the 2008 Equity Incentive Plan. All of the options outstanding pursuant to the stock compensation plans at June 30, 2008 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three and six months ended June 30, 2008 was $654 and $1,178, respectively. As of June 30, 2008, the total compensation cost related to stock options and deferred shares not yet vested and recognized was estimated to be $4,399. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 3.76 years and 3.68 years, respectively. As of June 30, 2008, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $3,739 and

$2,983, respectively, and the aggregate intrinsic value of the total exercisable stock options was $3,502. During the six months ended June 30, 2008, 42 shares were issued pursuant to the Company’s equity incentive plans.
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
The following table sets forth the Company’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold but not yet purchased, at fair value:

	June 30,	December 31,
	2008	2007
Financial instruments owned, at fair value:
Investments in securities	$103,225	$158,175
Money market funds included in cash and cash equivalents	47,686	5,868
U.S. treasuries included in deposits with clearing organizations	13,643	18,508
Corporate equities and derivatives included in other assets	15,835	1,057

	$180,389	$183,608

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accrued payables and other liabilities	$11,077	$578

	$11,077	$578

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
As required by SFAS No. 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Company’s financial instruments owned, at fair value, including $5,283 of investments in securities that are pledged as collateral for the Company’s letter of credit, and financial instruments sold but not yet purchased at fair value as of June 30, 2008:

	Level 1(1)	Level 2	Level 3(2)	Total
Financial instruments owned, at fair value:
Investments in securities	$—	$—	$103,225	$103,225
Money market funds included in cash and cash equivalents	47,686	—	—	47,686
U.S. treasuries included in deposits with clearing organizations	13,643	—	—	13,643
Corporate equities and derivatives included in other assets	15,835	—	—	15,835

	$77,164	$—	$103,225	$180,389

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accrued payables and other liabilities	$11,077	$—	$—	$11,077

	$11,077	$—	$—	$11,077

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities.

(2)	Level 3 assets represent 57.2% of all assets measured at fair value.
The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments in
Securities
- Assets
Balance, January 1, 2008	$—
Total gains/(losses), realized and unrealized	—
Purchases, issuances, sales and settlements	(4,350)
Transfers in/(out) of Level 3	107,575

Balance, June 30, 2008	$103,225

Investments in securities consist of tax-free municipal auction rate securities (“ARS”) backed by student loans issued under the Federal Family Education Loan Program (“FFELP”). The ARS held by the Company are securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets during 2007 and 2008, all of the auctions that were held for ARS in the Company’s portfolio failed from February 14, 2008 through the present. ARS that did not successfully clear at auction reset to the maximum interest rate as prescribed in the underlying indentures. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when auctions fail. Failed auctions, however, limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. ARS are generally callable at any time by the issuer.
The Company’s ARS portfolio consists entirely of AAA-rated securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of the Company’s ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, the Company has no reason to believe that any of the underlying issuers of its ARS or that the underlying credit quality of the assets backing its ARS investments have been negatively impacted. During the most recent quarter, $4,350 of the Company’s ARS securities were redeemed by an issuer at par.
At June 30, 2008, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under SFAS No. 157 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, long-term contractual interest rates paid by the issuers in the event of auction failures, estimates of the economic life of the ARS including the probability of the ARS being called or becoming liquid prior to the final maturity and the fair market interest rates for the ARS including a premium to compensate for the illiquidity of the ARS. The Company relied upon the indentures underlying the ARS, information obtained from the issuers of the Company’s ARS and other market information in determining these assumptions. Based upon this analysis, the Company determined estimated fair value and that no impairment of the Company’s ARS had occurred. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or the credit quality of the Company’s ARS degrade, the Company may be required to recognize temporary and/or other than temporary impairment charges. The Company has reclassified all of its investments in ARS from short-term investments to investments in securities as a result of the uncertainty of when these ARS could be successfully liquidated.
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
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At June 30, 2008, the Company had $225,871 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.

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
8. Capitalization
Common Stock
At June 30, 2008, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 59,803 shares were issued and outstanding.
On February 12, 2008, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100,000 of the Company’s outstanding common stock. In addition, on February 14, 2008, the Company entered into an agreement with Ned Bennett, Executive Vice Chairman and founder of optionsXpress, whereby the Company may repurchase up to an additional 200 shares annually from Mr. Bennett. As of June 30, 2008, the Company had repurchased 3,265 shares of its common stock in aggregate under these programs at a total cost of $70,796, or an average cost of $21.68 per share. The repurchased shares were retired to authorized, but unissued shares. The stock repurchase program may be terminated at any time by the Board of Directors.
Preferred Stock
At June 30, 2008, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. As of June 30, 2008, the Company had no shares of convertible preferred stock issued and outstanding.
Dividends
On June 4, 2008, the Company declared a cash dividend of $0.08 per share to stockholders of record as of June 20, 2008, which was paid on June 27, 2008.
On March 5, 2008, the Company declared a cash dividend of $0.08 per share to stockholders of record as of March 20, 2008, which was paid on March 28, 2008.
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
As of June 30, 2008, optionsXpress, Inc. had net capital requirements of $8,801 and net capital of $65,532. As of June 30, 2007, optionsXpress, Inc. had net capital requirements of $6,104 and net capital of $78,908. All of the Company’s other broker-dealers exceeded the net capital requirements, or other applicable financial regulatory capital requirements, for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.

10. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$23,348	$23,170	$47,137	$44,451
Weighted-average number of common shares outstanding — basic	60,025	62,944	61,303	62,863
Effect of dilutive securities	150	198	173	203

Weighted-average number of common shares outstanding — diluted	60,175	63,142	61,476	63,066

Basic EPS	$0.39	$0.37	$0.77	$0.71
Diluted EPS	$0.39	$0.37	$0.77	$0.70
11. Subsequent Events
On July 1, 2008, the Company acquired Paragon Futures Group, Inc., the sole member of Open E Cry, LLC (“OEC”), an innovative futures broker offering direct access futures trading through its proprietary software platform, OEC Trader. In exchange for 100% of the membership interests of OEC, the members of OEC received in aggregate approximately $13,250 of cash consideration and 234 shares of the Company’s common stock, plus additional consideration based upon future performance of OEC.

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
In particular, forward-looking statements include, but are not limited to, the following:
•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading, futures trading, online options trading, and online futures trading;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations and brokersXpress;

•	the statements about the impact of changes in interest rates on our earnings;

•	the statements concerning continued financing options;

•	the statements regarding scalability of our systems and the cost of capacity increases; and

•	the statements concerning uncertainties and deteriorations in the credit and capital markets and the credit quality of our auction rate securities.
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Results of Operations
Net revenues (in thousands)	$61,624	$59,400	$122,389	$114,128
Compensation and benefits	11.5%	11.4%	11.2%	11.4%
Brokerage, clearing, and other related expenses	9.2	7.9	8.7	8.3
Advertising	8.2	5.8	8.1	6.1
Quotation services	2.7	3.3	2.9	3.2
Depreciation and amortization	2.9	2.2	2.8	2.3
Technology and telecommunication	1.5	1.5	1.5	1.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Other	4.0	4.1	3.9	3.4
Income before income taxes	60.0	63.8	60.9	63.7
Income taxes	22.1	24.8	22.4	24.7
Net income	37.9	39.0	38.5	39.0

Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Statistical Data
Number of customer accounts (1)	291,500	235,300	291,500	235,300
Daily average revenue trades (“DARTs”) (2)	37,200	32,700	37,600	31,700
Customer trades per account (3)	34	36	34	36
Average commission per trade	$17.20	$17.73	$17.01	$17.87
Option trades as a % of total trades	66%	65%	65%	65%
Advertising expense per net new customer account (4)	$349	$300	$340	$323
Total client assets (000s)	$5,705,209	$5,323,497	$5,705,209	$5,323,497
Client margin balances (000s)	$236,192	$155,793	$236,192	$155,793

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on net new customer accounts opened during the period.
Three Months Ended June 30, 2008 versus June 30, 2007
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 56,200 to 291,500, or 23.9%;

•	total trades increased by 319,400 to 2,381,300, or 15.5%; and

•	average commission per trade decreased by $0.53 to $17.20, or 3.0%.
Commissions
Our commissions increased $4.4 million, or 12.0%, for the three months ended June 30, 2008 to $41.0 million compared to $36.6 million for the three months ended June 30, 2007. The increase in commissions was primarily the result of the 15.5% increase in the number of total trades processed during the three months ended June 30, 2008. The increase in the number of trades was partially offset by the 3.0% decrease in the average commission per trade as a result of our introduction of a reduced commission rate on option spread trades in August 2007.
Net interest revenue and fees
Net interest revenue and fees decreased $2.0 million, or 14.8%, to $11.5 million for the three months ended June 30, 2008 compared to $13.5 million for the three months ended June 30, 2007. The decrease in net interest revenue and fees was the result of the decline in short-term interest rates.
Other brokerage-related revenue
Other brokerage-related revenue decreased $0.7 million, or 7.5%, for the three months ended June 30, 2008 to $8.2 million compared to $8.9 million for the three months ended June 30, 2007. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers, which was partially offset by an increase in the number of customer option trades that we processed.

Other income
Other income increased $0.5 million, or 110.0%, for the three months ended June 30, 2008 to $0.9 million compared to $0.4 million for the three months ended June 30, 2007. The increase in other income was due to an increase in miscellaneous revenues.
Compensation and benefits
Compensation and benefits expenses increased $0.3 million, or 4.5%, to $7.1 million for the three months ended June 30, 2008 from $6.8 million for the three months ended June 30, 2007. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 257 at June 30, 2007 to 279 at June 30, 2008 to service the growth in our accounts and trades.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $1.0 million, or 21.8%, to $5.7 million for the three months ended June 30, 2008 from $4.7 million for the three months ended June 30, 2007. Higher brokerage expenses were primarily due to increased payouts to the registered representatives and registered investment advisors of our brokersXpress subsidiary and higher variable costs associated with the increased trade volume and customer accounts.
Advertising
Advertising expenses increased $1.5 million, or 45.6%, to $5.0 million for the three months ended June 30, 2008 from $3.5 million for the three months ended June 30, 2007. The increase in advertising expense was due to an increase in spending across all advertising channels. Advertising expenses per net new customer account increased to $349 for the three months ended June 30, 2008 from $300 for the three months ended June 30, 2007.
Quotation services
Quotation services expenses decreased $0.2 million, or 14.6%, to $1.7 million for the three months ended June 30, 2008 from $1.9 million for the three months ended June 30, 2007. Lower quotation services expenses were due to lower rates obtained for these services.
Depreciation and amortization
Depreciation and amortization expenses increased $0.5 million, or 33.9%, to $1.8 million for the three months ended June 30, 2008 from $1.3 million for the three months ended June 30, 2007. Increased depreciation and amortization expenses were primarily due to the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure, and the depreciation expense associated with the investment required to prepare our new corporate headquarters for occupancy in June 2007.
Technology and telecommunication
Technology and telecommunication expenses of $0.9 million during the three months ended June 30, 2008 remained fairly constant compared to the three months ended June 30, 2007. Increases in technology and telecommunication expenses were primarily due to added telecommunications and data feed costs required to support the increase in trades and customer accounts were largely offset by better contract rates for these services.
Other
Other expenses of $2.5 million during the three months ended June 30, 2008 remained fairly constant compared to the three months ended June 30, 2007.
Income taxes
Income taxes decreased $1.0 million, or 7.1%, to $13.7 million for the three months ended June 30, 2008 from $14.7 million for the three months ended June 30, 2007. Lower income taxes were primarily due to an overall tax rate decrease resulting from the change of the Illinois income tax apportionment laws.
Net income
As a result of the foregoing, we reported $23.3 million in net income for the three months ended June 30, 2008, compared to $23.2 million in net income for the three months ended June 30, 2007, an increase of $0.1 million, or 0.8%.
Six Months Ended June 30, 2008 versus June 30, 2007
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 56,200 to 291,500, or 23.9%;

•	total trades increased by 761,600 to 4,696,600, or 19.4%; and

•	average commission per trade decreased by $0.86 to $17.01, or 4.8%.
Commissions
Our commissions increased $9.6 million, or 13.6%, for the six months ended June 30, 2008 to $79.9 million compared to $70.3 million for the six months ended June 30, 2007. The increase in commissions was primarily the result of the 19.4% increase in the number of total trades processed during the six months ended June 30, 2008. The increase in the number of trades was partially offset by the 4.8% decrease in the average commission per trade as a result of the increase in the overall percentage of futures trades and our introduction of a reduced commission rate on option spread trades in August 2007.
Net interest revenue and fees
Net interest revenue and fees decreased $1.0 million, or 3.7%, to $25.1 million for the six months ended June 30, 2008 compared to $26.1 million for the six months ended June 30, 2007. The decrease in net interest revenue and fees was primarily the result of the decline in short-term interest rates.
Other brokerage-related revenue
Other brokerage-related revenue decreased $1.3 million, or 7.5%, for the six months ended June 30, 2008 to $15.7 million compared to $17.0 million for the six months ended June 30, 2007. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers, which was partially offset by an increase in the number of customer option trades that we processed.
Other income
Other income increased $0.9 million, or 121.8%, for the six months ended June 30, 2008 to $1.7 million compared to $0.8 million for the six months ended June 30, 2007. The increase in other income was due to an increase in miscellaneous revenues, including income earned from a revenue sharing program with a third party that provides fee-based personal investing coaching for our customers.
Compensation and benefits
Compensation and benefits expenses increased $0.7 million, or 5.9%, to $13.7 million for the six months ended June 30, 2008 from $13.0 million for the six months ended June 30, 2007. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 257 at June 30, 2007 to 279 at June 30, 2008 to service the growth in our accounts and trades and our self-clearing operations.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $1.2 million, or 12.7%, to $10.7 million for the six months ended June 30, 2008 from $9.5 million for the six months ended June 30, 2007. Higher brokerage expenses were primarily due to increased payouts to the registered representatives and registered investment advisors of our brokersXpress subsidiary and higher variable costs associated with the increased trade volume and customer accounts.
Advertising
Advertising expenses increased $2.9 million, or 41.2%, to $9.9 million for the six months ended June 30, 2008 from $7.0 million for the six months ended June 30, 2007. The increase in advertising expense was due to an increase in spending across all advertising channels. Adverting expenses per net new customer account increased to $340 for the six months ended June 30, 2008 from $323 for the six months ended June 30, 2007.
Quotation services
Quotation services expenses decreased $0.1 million, or 2.5%, to $3.6 million for the six months ended June 30, 2008 from $3.7 million for the six months ended June 30, 2007. Lower rates obtained for quotation services were mostly offset by increases to support the increase in customer accounts.
Depreciation and amortization
Depreciation and amortization expenses increased $0.8 million, or 33.2%, to $3.4 million for the six months ended June 30, 2008 from $2.6 million for the six months ended June 30, 2007. Increased depreciation and amortization expenses were primarily due to the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure and the depreciation expense associated with the investment required to prepare our new corporate headquarters for occupancy in June 2007.
Technology and telecommunication
Technology and telecommunication expenses of $1.8 million during the six months ended June 30, 2008 remained fairly constant compared to the six months ended June 30, 2007. Increases in technology and telecommunication expenses due to added telecommunications and data feed costs required to support the increase in trades and customer accounts were largely offset by better contract rates for these services.

Other
Other expenses increased $0.7 million, or 18.5%, to $4.7 million for the six months ended June 30, 2008 from $4.0 million for the six months ended June 30, 2007. Other expenses increased primarily due to the increased costs associated with our new corporate headquarters, as well as the increase of general and administrative expenses consistent with the growth of our business.
Income taxes
Income taxes decreased $0.8 million, or 3.0%, to $27.4 million for the six months ended June 30, 2008 from $28.2 million for the six months ended June 30, 2007. Lower income taxes were primarily due to an overall tax rate decrease resulting from the change of the Illinois income tax apportionment laws.
Net income
As a result of the foregoing, we reported $47.1 million in net income for the six months ended June 30, 2008, as compared to $44.5 million in net income for the six months ended June 30, 2007, an increase of $2.6 million, or 6.0%.
Liquidity and Capital Resources
As a holding company, almost all of our funds generated from operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies, including the SEC, FINRA, the CBOE, the CFTC and the NFA, relating to liquidity and capital standards, which limit funds available for the payment of dividends to us.
We invest company cash in a variety of high credit quality investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and auction rate securities (“ARS”) backed by United States Department of Education-guaranteed student loans issued under the Federal Family Education Loan Program (“FFELP”). Our ARS are securities with long-term stated maturities for which the interest rates are reset through periodic short-term auctions. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets during 2007 and 2008, all of the auctions that were held for ARS in our portfolio failed from February 14, 2008 through the present. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when auctions fail. Failed auctions, however, limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. ARS are generally callable at any time by the issuer.
Our ARS portfolio consists entirely of AAA-rated securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS or the underlying credit quality of the assets backing our ARS investments have been impacted. During the most recent quarter, $4.3 million of our ARS securities were redeemed by an issuer at par. We believe we have the ability, if necessary, to hold our ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.
At June 30, 2008, there was insufficient observable ARS market information available to determine the market value of our investments in ARS. Therefore, we have continued to designate the ARS as Level 3 financial assets under SFAS No. 157 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, long-term contractual interest rates paid by the issuers in the event of auction failures, estimates of the economic life of the ARS including the probability of the ARS being called or becoming liquid prior to the final maturity and the fair market interest rates for the ARS including a premium to compensate for the illiquidity of the ARS. We relied upon the indentures underlying the ARS, information obtained from issuers of our ARS and other market information in determining these assumptions. Based upon this analysis, we determined estimated fair value and that no impairment of our ARS had occurred. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or the credit quality of our ARS degrade, we may be required to recognize temporary and/or other than temporary impairment charges. We have reclassified all of our investments in ARS from short-term investments to investments in securities as a result of the uncertainty of when these ARS could be successfully liquidated.
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
As of June 30, 2008, optionsXpress, Inc. had net capital requirements of $8.8 million and net capital of $65.5 million. As of June 30, 2007, optionsXpress, Inc. had net capital requirements of $6.1 million and net capital of $78.9 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.

In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At June 30, 2008, we had security deposits, short-term treasury bills and short-term treasury notes totaling $24.0 million deposited with clearing organizations for the self-clearing of equities and option trades.
At June 30, 2008, we had $565.7 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash credit balances in customer brokerage accounts, which were $838.0 million on June 30, 2008.
Credit Facility
To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts, As of June 30, 2008, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash provided by operating activities was $57.2 million for the six months ended June 30, 2008, compared to cash used in operating activities of $1.0 million for the six months ended June 30, 2007. The increase in cash provided by operating activities was caused primarily by the decrease in cash and investments segregated in compliance with federal regulations.
Cash provided by investing activities was $50.7 million for the six months ended June 30, 2008, compared to cash used in investing activities of $53.3 million for the six months ended June 30, 2007. The primary reason for the increase in cash provided by investing activities was the increase in proceeds from the sale and maturities of investments in securities.
Cash used in financing activities was $80.1 million for the six months ended June 30, 2008, compared to cash used in financing activities of $7.3 million for the six months ended June 30, 2007. Cash used in financing activities increased due to $70.8 million of cash used to repurchase our outstanding common stock.
Capital Expenditures
Capital expenditures were $1.6 million for the three months ended June 30, 2008, compared to $6.1 million for the three months ended June 30, 2007. The primary reason for the decrease in capital expenditures was the increased investment required to prepare the new corporate headquarters for occupancy in June 2007. Capital expenditures for the periods ended June 30, 2008 and 2007 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
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
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. At June 30, 2008, we had $225.9 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A — Risk Factors
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
We hold tax-free municipal ARS backed by student loans issued under the FFELP. Our ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions, which have recently failed. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops.
At June 30, 2008, there was insufficient observable ARS market information available to determine the market value of our investments in ARS. Therefore, we have continued to designate the ARS as Level 3 financial assets under SFAS No. 157 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, long-term contractual interest rates paid by the issuers in the event of auction failures, estimates of the economic life of the ARS including the probability of the ARS being called or becoming liquid prior to the final maturity and the fair market interest rates for the ARS including a premium to compensate for the illiquidity of the ARS. We relied upon the indentures underlying the ARS, information obtained from issuers of our ARS and other market information in determining these assumptions. Based upon this analysis, we determined estimated fair value and that no impairment of our ARS had occurred. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or the credit quality of our ARS degrade, we may be required to recognize temporary and/or other than temporary impairment charges. We have reclassified all of our investments in ARS from short-term investments to investments in securities as a result of the uncertainty of when these ARS could be successfully liquidated.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer
The following table provides information about our repurchases of our common stock during the three months ended June 30, 2008:

					Approximate
					Dollar Value of
					Shares that
				Total Number of	May Yet Be
				Shares Purchased	Purchased
	Total Number of			as Part of Publicly	Under the Plans
	Shares Purchased		Average Price	Announced Plans	or Programs
Period	(1)		Paid per Share	or Programs (1)	(1)(3)
April 1, 2008 through April 30, 2008	275,169		$21.23	275,169	$39,529,512
May 1, 2008 through May 31, 2008	182,748		22.11	182,748	35,489,254
June 1, 2008 through June 30, 2008	170,000		22.20	170,000	31,715,254

	627,917	(2)	$21.75	627,917	$31,715,254

(1)	Represents shares purchased on the open market pursuant to a stock repurchase program approved by our Board of Directors on February 13, 2008 that authorizes us to repurchase up to $100 million of our outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors.

(2)	Represents repurchased shares which were retired to authorized, but unissued.

(3)	Does not include shares that may yet be repurchased by us pursuant to a stock purchase agreement we entered into with Ned W. Bennett on February 14, 2008 (the “Bennett Stock Purchase Agreement”) because, according to its terms, there is no maximum number of shares that may be repurchased. The Bennett Stock Purchase Agreement does not have an expiration date and does not create an obligation for us to buy, or Mr. Bennett to sell to us, any of his shares of our common stock. The number of shares we may purchase under the Bennett Stock Purchase Agreement is limited only by the number of shares of our common stock that Mr. Bennett may hold from time to time.
Item 4. — Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 22, 2008. James A. Gray, Ned W. Bennett and Steven Fradkin were nominated by the Board of Directors to serve as Class III directors for a term of three years. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	FOR	WITHHELD
James A. Gray	49,495,410	6,667,453
Ned W. Bennett	54,673,928	1,488,935
Steven Fradkin	54,930,554	1,232,309
The proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2008 was approved as follows:

		ABSTENTIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
55,988,222	135,394	39,247
The proposal to approve the adoption of the 2008 Equity Incentive Plan was approved as follows:

		ABSTENTIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
37,158,788	11,654,809	7,349,266
Item 6. — Exhibits

Exhibit	Description
31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008	optionsXpress Holdings, Inc. (Registrant)
	By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)