Form 10-Q
period 2008-09-30
optionsXpress Holdings, Inc.
filed 2008-11-10
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2008
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
Yes ☐ No ☑
As of November 1, 2008 there were 59,947,659 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$76,469	$70,492
Cash and investments segregated in compliance with federal regulations	452,106	599,059
Receivables from brokerage customers, net	222,663	207,417
Receivables from brokers, dealers and clearing organizations	10,483	37,044
Investments in securities	101,225	158,175
Deposits with clearing organizations	230,292	28,334
Fixed assets, net	13,703	12,878
Goodwill	44,246	28,616
Other intangible assets, net	4,850	3,900
Other assets	23,299	9,596

Total assets	$1,179,336	$1,155,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payables to brokerage customers	$874,027	$851,130
Payables to brokers, dealers and clearing organizations	8,413	8,002
Accounts payable and accrued liabilities	27,323	15,734
Current and deferred income taxes	776	2,937

Total liabilities	910,539	877,803

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 59,948 and 63,026 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	6	6
Preferred stock, $0.0001 par value, 75,000 shares authorized; none issued	—	—
Additional paid-in capital	42,495	108,064
Accumulated other comprehensive income	75	49
Retained earnings	226,221	169,589

Total stockholders’ equity	268,797	277,708

Total liabilities and stockholders’ equity	$1,179,336	$1,155,511

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Commissions	$45,093	$39,606	$124,981	$109,917
Interest revenue and fees	12,784	16,163	39,062	45,446
Interest expense	(476)	(2,009)	(1,642)	(5,209)

Net interest revenue and fees	12,308	14,154	37,420	40,237
Other brokerage-related revenue	8,743	9,640	24,435	26,609
Other income	708	689	2,405	1,454

Net revenues	66,852	64,089	189,241	178,217

Expenses:
Compensation and benefits	7,959	6,861	21,691	19,833
Brokerage, clearing and other related expenses	8,950	5,336	19,653	14,833
Advertising	4,945	3,565	14,850	10,581
Quotation services	1,625	1,900	5,195	5,561
Depreciation and amortization	1,996	1,555	5,441	4,141
Technology and telecommunications	1,151	930	2,974	2,695
Other	2,509	2,597	7,219	6,571

Total expenses	29,135	22,744	77,023	64,215

Income before income taxes	37,717	41,345	112,218	114,002
Income taxes	13,723	16,080	41,087	44,286

Net income	$23,994	$25,265	$71,131	$69,716

Earnings per common share:
Basic	$0.40	$0.40	$1.17	$1.11
Diluted	$0.40	$0.40	$1.17	$1.10

Weighted-average number of common shares:
Basic	60,022	62,965	60,873	62,897
Diluted	60,177	63,159	61,043	63,099
Dividends declared per share	$0.0800	$0.0625	$0.2400	$0.1875
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Operating activities
Net income	$71,131	$69,716
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,441	4,141
Stock-based compensation	1,883	1,340
Net deferred income taxes	179	374
Loss (gain) on investment in non-consolidated affiliate	28	(191)
Loss from abandonment of fixed assets	—	94
Unrealized gains, deferred rent and other	(16)	116
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	195,441	(229,919)
Receivables from brokerage customers, net	(15,213)	(23,041)
Receivables from brokers, dealers and clearing organizations	26,639	(2,105)
Deposits with clearing organizations	(201,958)	13,682
Other assets	(11,391)	(2,553)
Increase (decrease) in:
Payables to brokerage customers	(23,007)	215,812
Payables to brokers, dealers and clearing organizations	411	(14,476)
Accounts payable and accrued liabilities	8,652	4,050
Current income taxes payable	(3,336)	(2,093)

Net cash provided by operating activities	54,884	34,947

Investing activities
Purchases of investments in securities	(20,600)	(64,000)
Proceeds from sales and maturities of investments in securities	77,550	40,550
Purchases and development of computer software	(3,076)	(1,934)
Purchases of fixed assets	(1,700)	(7,183)
Loans to non-affiliates	(1,000)	—
Dividend from affiliate	213	—
Cash used in acquisition	(13,132)	(24,135)

Net cash provided by (used in) investing activities	38,255	(56,702)

Financing activities
Exercise of stock options	221	509
Excess tax benefit for stock-based compensation	280	202
Purchases through employee stock purchase plan	19	22
Stock repurchases	(73,183)	—
Dividends paid	(14,499)	(11,803)

Net cash used in financing activities	(87,162)	(11,070)

Net increase (decrease) in cash and cash equivalents	5,977	(32,825)
Cash and cash equivalents, beginning of period	70,492	76,590

Cash and cash equivalents, end of period	$76,469	$43,765

Supplemental cash flow information:
Income taxes paid	$43,930	$45,794
Interest paid	1,642	5,209
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation	28	63
Issuance of common stock in acquisition	$5,211	$11,150
See accompanying notes.

optionsXpress Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
The condensed consolidated financial statements include the accounts of optionsXpress Holdings, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2008 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
Nature of Operations
The Company provides internet-based options, stock, bond, mutual fund and futures brokerage services to retail customers located throughout the United States and certain foreign countries. Except for trades placed by its Canadian customers, all securities trades are cleared through the Company’s internal self-clearing operations. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus arrangement with three outside clearing futures commission merchants.
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), Securities Investor Protection Corporation, the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the Boston Options Exchange, the American Stock Exchange, NYSE Arca Exchange, and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of FINRA. In addition, optionsXpress, Inc., brokersXpress LLC and Open E Cry, LLC (“OEC”) are registered with the Commodities Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is registered with and licensed by the Investment Dealers Association. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations . SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Therefore, SFAS No. 141R will be effective for the Company’s fiscal year beginning January 1, 2009.

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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles . SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . The Company is currently evaluating the impact that SFAS No. 162 will have on its consolidated financial statements.
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
Financial Instruments — The Company adopted SFAS No. 157, Fair Value Measurements , effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models. The adoption of SFAS No. 157 did not have an effect on the Company’s results of operations, financial position or liquidity. See Note 6 — Financial Instruments of Notes to Condensed Consolidated Financial Statements for a complete discussion of SFAS No. 157.
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
4. Business Acquisitions
On July 1, 2008, the Company acquired Paragon Futures Group, Inc. (“Paragon”), the sole member of OEC, a Delaware corporation based in Ohio. The Company purchased 100% of the shareholder interest of Paragon in exchange for 235 shares of the Company’s common stock, cash of approximately $12,400, net of working capital acquired, and the assumption of certain liabilities. There is also additional consideration based on future performance. OEC is an innovative futures broker offering direct access futures trading through its proprietary software platform, OEC Trader.
The Company’s condensed consolidated financial statements include the results of operations for OEC beginning on July 1, 2008. The preliminary purchase price of the OEC acquisition of $18,491 includes $15,224 in acquired goodwill and $1,690 in acquired intangible assets. The acquired intangible assets include $1,300 in customer relationships that will be amortized on a straight-line basis over five years and $390 in a trade name that is deemed to have an indefinite life. The purchase price is preliminary due to estimates included in the closing date acquisition costs.

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
5. Stock-Based Compensation
The Company maintains four stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, the 2005 Employee Stock Purchase Plan, and the 2008 Equity Incentive Plan. All of the options outstanding pursuant to the stock compensation plans at September 30, 2008 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three and nine months ended September 30, 2008 was $706 and $1,883, respectively. As of September 30, 2008, the total compensation cost related to stock options and deferred shares not yet vested and recognized was estimated to be $4,671. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 3.56 years and 3.38 years, respectively. As of September 30, 2008, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $2,638 and $2,587, respectively, and the aggregate intrinsic value of the total exercisable stock options was $2,544. During the nine months ended September 30, 2008, 51 shares were issued pursuant to the Company’s equity incentive plans.
6. Goodwill and Other Intangible Assets
The Company has recorded goodwill for business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of the goodwill:

Balance, January 1, 2007	$79
Goodwill recorded in purchase of XpressTrade (Note 4)	28,537

Balance, December 31, 2007	28,616
Goodwill adjustment recorded in purchase price allocation of XpressTrade (Note 4)	406
Goodwill recorded in purchase of OEC (Note 4)	15,224

Balance, September 30, 2008	$44,246

Other intangible assets consist of the following at September 30, 2008:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$5,800	$(1,640)	$4,160
Trade names	690	—	690

	$6,490	$(1,640)	$4,850

The customer relationships intangible asset of $4,500 acquired with the completion of the Xpresstrade acquisition on January 24, 2007 is being amortized on a straight-line basis over its estimated useful life of five years. The customer relationship intangible asset of $1,300 acquired with the completion of the OEC acquisition on July 1, 2008 is also being amortized on a straight-line basis over its estimated useful life of five years. The intangible assets associated with the trade names acquired from Xpresstrade of $300 and OEC of $390 are not subject to amortization since they are determined to have indefinite lives.

The amortization expense for the nine months ended September 30, 2008 was $740. The Company estimates that the amortization expense for the remainder of 2008 will be $290. The estimated amortization expense for calendar years 2009 through 2011 is $1,160 for each year, and the estimated amortization expense for calendar year 2012 is $260.
7. Financial Instruments
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
The following table sets forth the Company’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold but not yet purchased, at fair value:

	September	December
	30,	31,
	2008	2007
Financial instruments owned, at fair value:
Money market funds included in cash and cash equivalents	$50,473	$5,868
U.S. treasuries included in cash and investments segregated in compliance with federal regulations	8,989	—
Investments in securities	101,225	158,175
U.S. treasuries included in deposits with clearing organizations	13,251	18,508
Corporate equities and derivatives included in other assets	12,686	1,057

	$186,624	$183,608

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accounts payables and accrued liabilities	$8,247	$578

	$8,247	$578

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
As required by SFAS No. 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Company’s financial instruments owned, at fair value, including $5,265 of investments in securities that are pledged as collateral for the Company’s letter of credit, and financial instruments sold but not yet purchased at fair value as of September 30, 2008:

	Level 1(1)	Level 2	Level 3(2)	Total
Financial instruments owned, at fair value:
Money market funds included in cash and cash equivalents	$50,473	$—	$—	$50,473
U.S. treasuries included in cash and investments segregated in compliance with federal regulations	8,989	—	—	8,989
Investments in securities	—	—	101,225	101,225
U.S. treasuries included in deposits with clearing organizations	13,251	—	—	13,251
Corporate equities and derivatives included in other assets	12,686	—	—	12,686

	$85,399	$—	$101,225	$186,624

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accounts payables and accrued liabilities	$8,247	$—	$—	$8,247

	$8,247	$—	$—	$8,247

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities.

(2)	Level 3 assets represent 54.2% of all assets measured at fair value.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities
- Assets
Balance, January 1, 2008	$—
Total gains/(losses), realized and unrealized	—
Purchases, issuances, sales and settlements	(6,350)
Transfers in/(out) of Level 3	107,575

Balance, September 30, 2008	$101,225

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
The Company’s ARS portfolio consists entirely of AAA-rated securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of the Company’s ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, the Company has no reason to believe that any of the underlying issuers of its ARS or that the underlying credit quality of the assets backing its ARS investments have been negatively impacted. Since the ARS markets began failing on February 14, 2008, $6,350 of the Company’s ARS securities have been redeemed by issuers at par.
At September 30, 2008, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under SFAS No. 157 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, long-term contractual interest rates paid by the issuers in the event of auction failures, estimates of the economic life of the ARS including the probability of the ARS being called or becoming liquid prior to the final maturity and the fair market interest rates for the ARS including a premium to compensate for the illiquidity of the ARS. The Company relied upon the indentures underlying the ARS, information obtained from the issuers of the Company’s ARS and other market information in determining these assumptions.
On October 9, 2008, UBS AG issued Auction Rate Securities Rights (“UBS Rights”) to the Company and certain other holders of ARS purchased through UBS. Approximately $66,625 of the Company’s ARS are eligible for UBS Rights. The UBS Rights enable the Company to sell its eligible ARS to UBS AG for par value beginning June 30, 2010 for a period of two years.

Based upon its analysis, the Company determined estimated fair value and that no impairment of the Company’s ARS had occurred. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or the credit quality of the Company’s ARS degrade, the Company may be required to recognize temporary and/or other than temporary impairment charges. The UBS Rights, however, may offset some or all potential impairments of eligible ARS. The Company has reclassified all of its investments in ARS from short-term investments to investments in securities as a result of the uncertainty of when these ARS could be successfully liquidated.
8. Guarantees and Contingencies
Guarantees
The Company clears its non-Canadian customers’ futures transactions on an omnibus basis through two futures commission merchants. The Company introduces its Canadian securities customers’ accounts to a clearing broker who clears and carries all customer securities account activity. The Company clears its Canadian customers’ futures transactions on an omnibus basis through a separate futures commission merchant. The Company has agreed to indemnify its third-party clearing broker and all of its clearing futures commission merchants for losses that they may sustain for the customer accounts introduced to them by the Company.
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
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At September 30, 2008, the Company had $210,360 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.
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

9. Capitalization
Common Stock
At September 30, 2008, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 59,948 shares were issued and outstanding.
On February 12, 2008, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $100,000 of the Company’s outstanding common stock. In addition, on February 14, 2008, the Company entered into an agreement with Ned Bennett, Executive Vice Chairman and founder of optionsXpress, whereby the Company may repurchase up to an additional 200 shares annually from Mr. Bennett. As of September 30, 2008, the Company had repurchased 3,365 shares of its common stock in aggregate under these programs at a total cost of $73,183, or an average cost of $21.75 per share. The repurchased shares were retired to authorized, but unissued shares. The stock repurchase program may be terminated at any time by the Board of Directors.
Preferred Stock
At September 30, 2008, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. As of September 30, 2008, the Company had no shares of convertible preferred stock issued and outstanding.
Dividends
On September 5, 2008, the Company declared a cash dividend of $0.08 per share to stockholders of record as of September 19, 2008, which was paid on September 29, 2008.
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
As of September 30, 2008, optionsXpress, Inc. had net capital requirements of $10,694 and net capital of $71,631. As of September 30, 2007, optionsXpress, Inc. had net capital requirements of $4,701 and net capital of $81,919. All of the Company’s other broker-dealers and FCMs exceeded the net capital requirements, or other applicable financial regulatory capital requirements, for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
11. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$23,994	$25,265	$71,131	$69,716
Weighted-average number of common shares outstanding — basic	60,022	62,965	60,873	62,897
Effect of dilutive securities	155	194	170	202

Weighted-average number of common shares outstanding — diluted	60,177	63,159	61,043	63,099

Basic EPS	$0.40	$0.40	$1.17	$1.11
Diluted EPS	$0.40	$0.40	$1.17	$1.10
12. Subsequent Events
On October 21, 2008, the Company agreed to purchase Horwitz & Associates, Inc., an independent broker/dealer and investment advisor, for $4,000 in cash plus additional consideration based on future performance.

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

Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Results of Operations
Net revenues (in thousands)	$66,852	$64,089	$189,241	$178,217
Compensation and benefits	11.9%	10.7%	11.5%	11.1%
Brokerage, clearing, and other related expenses	13.4	8.3	10.4	8.3
Advertising	7.4	5.6	7.8	5.9
Quotation services	2.4	3.0	2.7	3.1
Depreciation and amortization	3.0	2.4	2.9	2.3
Technology and telecommunication	1.7	1.5	1.6	1.5
Other	3.8	4.1	3.8	3.7
Income before income taxes	56.4	64.5	59.3	64.0
Income taxes	20.5	25.1	21.7	24.8
Net income	35.9	39.4	37.6	39.1
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statistical Data
Number of customer accounts (1)	305,200	247,800	305,200	247,800
Daily average revenue trades (“DARTs”) (2)	47,800	36,900	41,000	33,500
Customer trades per account (3)	41	38	36	37
Average commission per trade	$14.87	$17.16	$16.17	$17.61
Option trades as a % of total trades	48%	66%	59%	66%
Advertising expense per net new customer account (4)	$454	$285	$371	$309
Total client assets (000s)	$5,297,285	$5,622,652	$5,297,285	$5,622,652
Client margin balances (000s)	$200,471	$166,146	$200,471	$166,146

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on net new customer accounts opened during the period.
Three Months Ended September 30, 2008 versus September 30, 2007
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 57,400 to 305,200, or 23.2%;

•	total trades increased by 724,400 to 3,032,800, or 31.4%; and

•	average commission per trade decreased by $2.29 to $14.87, or 13.4%.
Commissions
Commissions increased $5.5 million, or 13.9%, for the three months ended September 30, 2008 to $45.1 million compared to $39.6 million for the three months ended September 30, 2007. The increase in commissions was primarily the result of the 31.4% increase in the number of total trades processed during the three months ended September 30, 2008. The increase in the number of trades was partially offset by the decrease in the average commission per trade. Both the increase in trades and the decrease in average commission per trade were primarily due to the incorporation of results from OEC.

Net interest revenue and fees
Net interest revenue and fees decreased $1.9 million, or 13.0%, to $12.3 million for the three months ended September 30, 2008 compared to $14.2 million for the three months ended September 30, 2007. The decrease in net interest revenue and fees was the result of the decline in short-term interest rates.
Other brokerage-related revenue
Other brokerage-related revenue decreased $0.9 million, or 9.3%, for the three months ended September 30, 2008 to $8.7 million compared to $9.6 million for the three months ended September 30, 2007. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers, which was partially offset by an increase in the number of customer option trades that we processed.
Other income
Other income of $0.7 million during the three months ended September 30, 2008 was flat compared to the three months ended September 30, 2007.
Compensation and benefits
Compensation and benefits expenses increased $1.1 million, or 16.0%, to $8.0 million for the three months ended September 30, 2008 from $6.9 million for the three months ended September 30, 2007. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 252 at September 30, 2007 to 303 at September 30, 2008 to service the growth in our accounts as well as the addition of the OEC employees.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $3.7 million, or 67.7%, to $9.0 million for the three months ended September 30, 2008 from $5.3 million for the three months ended September 30, 2007. Brokerage, clearing and other related expenses were higher primarily due to the incorporation of results from OEC.
Advertising
Advertising expenses increased $1.3 million, or 38.7%, to $4.9 million for the three months ended September 30, 2008 from $3.6 million for the three months ended September 30, 2007. The increase in advertising expense was due to an increase in spending across all advertising channels. Advertising expenses per net new customer account increased to $454 for the three months ended September 30, 2008 from $285 for the three months ended September 30, 2007.
Quotation services
Quotation services expenses decreased $0.3 million, or 14.5%, to $1.6 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007. Lower quotation services expenses were due to lower rates paid for these services.
Depreciation and amortization
Depreciation and amortization expenses increased $0.4 million, or 28.4%, to $2.0 million for the three months ended September 30, 2008 from $1.6 million for the three months ended September 30, 2007. Increased depreciation and amortization expenses were primarily due to the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure as well as amortization costs from the identified intangibles of OEC.
Technology and telecommunication
Technology and telecommunication expenses increased $0.3 million, or 23.8%, to $1.2 million for the three months ended September 30, 2008 from $0.9 million for the three months ended September 30, 2007. Increases in technology and telecommunication expenses were primarily due to additional of technology costs associated with operating OEC.
Other
Other expenses decreased $0.1 million, or 3.4%, to $2.5 million for the three months ended September 30, 2008 from $2.6 million for the three months ended September 30, 2007. Other expenses decreased due to decreases in miscellaneous general and administrative expenses.

Income taxes
Income taxes decreased $2.4 million, or 14.7%, to $13.7 million for the three months ended September 30, 2008 from $16.1 million for the three months ended September 30, 2007. Lower income taxes were primarily due to an overall tax rate decrease resulting from a change in the Illinois income tax apportionment laws.
Net income
As a result of the foregoing, we reported $24.0 million in net income for the three months ended September 30, 2008, compared to $25.3 million in net income for the three months ended September 30, 2007, a decrease of $1.3 million, or 5.0%.
Nine Months Ended September 30, 2008 versus September 30, 2007
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 57,400 to 305,200, or 23.2%;

•	total trades increased by 1,486,000 to 7,729,400, or 23.8%; and

•	average commission per trade decreased by $1.44 to $16.17, or 8.2%.
Commissions
Our commissions increased $15.1 million, or 13.7%, for the nine months ended September 30, 2008 to $125.0 million compared to $109.9 million for the nine months ended September 30, 2007. The increase in commissions was primarily the result of the 23.8% increase in the number of total trades processed during the nine months ended September 30, 2008. The increase in the number of trades was partially offset by the 8.2% decrease in the average commission per trade primarily resulting from the acquisition of OEC.
Net interest revenue and fees
Net interest revenue and fees decreased $2.8 million, or 7.0%, to $37.4 million for the nine months ended September 30, 2008 compared to $40.2 million for the nine months ended September 30, 2007. The decrease in net interest revenue and fees was primarily the result of the decline in short-term interest rates.
Other brokerage-related revenue
Other brokerage-related revenue decreased $2.2 million, or 8.2%, for the nine months ended September 30, 2008 to $24.4 million compared to $26.6 million for the nine months ended September 30, 2007. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers, which was partially offset by an increase in the number of customer option trades that we processed.
Other income
Other income increased $0.9 million, or 65.4%, for the nine months ended September 30, 2008 to $2.4 million compared to $1.5 million for the nine months ended September 30, 2007. The increase in other income was due to an increase in miscellaneous revenues, including income earned from a revenue sharing program with a third party that provides fee-based personal investing coaching for our customers.
Compensation and benefits
Compensation and benefits expenses increased $1.9 million, or 9.4%, to $21.7 million for the nine months ended September 30, 2008 from $19.8 million for the nine months ended September 30, 2007. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 252 at September 30, 2007 to 303 at September 30, 2008 to service the growth in our accounts and trades, as well as the addition of the OEC employees.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $4.9 million, or 32.5%, to $19.7 million for the nine months ended September 30, 2008 from $14.8 million for the nine months ended September 30, 2007. Brokerage, clearing and other related expenses were higher primarily due to the incorporation of results from OEC and higher payouts to the registered representatives and registered investment advisors of our brokersXpress subsidiary, along with the higher variable costs associated with the increased trade volume and customer accounts.

Advertising
Advertising expenses increased $4.3 million, or 40.3%, to $14.9 million for the nine months ended September 30, 2008 from $10.6 million for the nine months ended September 30, 2007. The increase in advertising expense was due to an increase in spending across all advertising channels. Adverting expenses per net new customer account increased to $371 for the nine months ended September 30, 2008 from $309 for the nine months ended September 30, 2007.
Quotation services
Quotation services expenses decreased $0.4 million, or 6.6%, to $5.2 million for the nine months ended September 30, 2008 from $5.6 million for the nine months ended September 30, 2007. Lower quotation services expenses were due to lower rates paid for these services.
Depreciation and amortization
Depreciation and amortization expenses increased $1.3 million, or 31.4%, to $5.4 million for the nine months ended September 30, 2008 from $4.1 million for the nine months ended September 30, 2007. Increased depreciation and amortization expenses were primarily due to the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure, the depreciation expense associated with the investment required to prepare our new corporate headquarters for occupancy in June 2007 as well as amortization costs from the identified intangibles of OEC.
Technology and telecommunication
Technology and telecommunication expenses increased $0.3 million, or 10.4%, to$3.0 million for the nine months ended September 30, 2008 from $2.7 million for the nine months ended September 30, 2007. Increases in technology and telecommunication expenses were primarily due to additional technology costs associated with operating OEC.
Other
Other expenses increased $0.6 million, or 9.9%, to $7.2 million for the nine months ended September 30, 2008 from $6.6 million for the nine months ended September 30, 2007. Other expenses increased primarily due to increased costs associated with our new corporate headquarters, as well as the increase of general and administrative expenses consistent with the growth of our business.
Income taxes
Income taxes decreased $3.2 million, or 7.2%, to $41.1 million for the nine months ended September 30, 2008 from $44.3 million for the nine months ended September 30, 2007. Lower income taxes were primarily due to an overall tax rate decrease resulting from a change in the Illinois income tax apportionment laws.
Net income
As a result of the foregoing, we reported $71.1 million in net income for the nine months ended September 30, 2008, as compared to $69.7 million in net income for the nine months ended September 30, 2007, an increase of $1.4 million, or 2.0%.
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
Our ARS portfolio consists entirely of AAA-rated securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS or the underlying credit quality of the assets backing our ARS investments have been impacted. Since the ARS markets began failing on

February 14, 2008, $6.4 million of our ARS securities have been redeemed by issuers at par. We believe we have the ability, if necessary, to hold our ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.
At September 30, 2008, there was insufficient observable ARS market information available to determine the market value of our investments in ARS. Therefore, we have continued to designate the ARS as Level 3 financial assets under SFAS No. 157 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, long-term contractual interest rates paid by the issuers in the event of auction failures, estimates of the economic life of the ARS including the probability of the ARS being called or becoming liquid prior to the final maturity and the fair market interest rates for the ARS including a premium to compensate for the illiquidity of the ARS. We relied upon the indentures underlying the ARS, information obtained from issuers of our ARS and other market information in determining these assumptions.
On October 9, 2008, UBS AG issued Auction Rate Securities Rights (“UBS Rights”) to us and certain other holders of ARS purchased through UBS. Approximately $66.6 million of our ARS are eligible for UBS Rights. The UBS Rights enable us to sell our eligible ARS to UBS AG for par value beginning June 30, 2010 for a period of two years. Prior to June 30, 2010, UBS AG is offering no net cost loans using our eligible ARS as collateral to provide interim liquidity.
Based upon our analysis, we determined estimated fair value and that no impairment of our ARS had occurred. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or the credit quality of our ARS degrade, we may be required to recognize temporary and/or other than temporary impairment charges. The UBS Rights, however, may offset some or all potential impairments of eligible ARS. We have reclassified all of our investments in ARS from short-term investments to investments in securities as a result of the uncertainty of when these ARS could be successfully liquidated.
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
As of September 30, 2008, optionsXpress, Inc. had net capital requirements of $10.7 million and net capital of $71.6 million. As of September 30, 2007, optionsXpress, Inc. had net capital requirements of $4.7 million and net capital of $81.9 million. All of our other broker-dealers and FCMs also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At September 30, 2008, we had security deposits, short-term treasury bills and short-term treasury notes totaling $23.3 million deposited with clearing organizations for the self-clearing of equities and option trades.
At September 30, 2008, we had $452.1 million of cash and investments segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash credit balances in customer brokerage accounts, which were $874.0 million on September 30, 2008.
Credit Facility
To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of September 30, 2008, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.

Cash Flow
Cash provided by operating activities was $54.9 million for the nine months ended September 30, 2008, compared to cash provided by operating activities of $34.9 million for the nine months ended September 30, 2007. The increase in cash provided by operating activities was caused primarily due to the $26.6 million decrease of receivables from brokers, dealers and clearing organizations.
Cash provided by investing activities was $38.3 million for the nine months ended September 30, 2008, compared to cash used in investing activities of $56.7 million for the nine months ended September 30, 2007. The primary reason for the increase in cash provided by investing activities was the increase in proceeds from the sale and maturities of investments in securities.
Cash used in financing activities was $87.2 million for the nine months ended September 30, 2008, compared to cash used in financing activities of $11.1 million for the nine months ended September 30, 2007. Cash used in financing activities increased primarily due to $73.2 million of cash used to repurchase our outstanding common stock.
Capital Expenditures
Capital expenditures were $1.5 million for the three months ended September 30, 2008, compared to $1.0 million for the three months ended September 30, 2007. The primary reason for the increase in capital expenditures was the increased investment in software and computer equipment during the three months ended September 30, 2008. Capital expenditures for the periods ended September 30, 2008 and 2007 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
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
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. At September 30, 2008, we had $210.4 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
At September 30, 2008, there was insufficient observable ARS market information available to determine the market value of our investments in ARS. Therefore, we have continued to designate the ARS as Level 3 financial assets under SFAS No. 157 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, long-term contractual interest rates paid by the issuers in the event of auction failures, estimates of the economic life of the ARS including the probability of the ARS being called or becoming liquid prior to the final maturity and the fair market interest rates for the ARS including a premium to compensate for the illiquidity of the ARS. We relied upon the indentures underlying the ARS, information obtained from issuers of our ARS and other market information in determining these assumptions.
On October 9, 2008, UBS AG issued UBS Rights to us and certain other holders of ARS purchased through UBS. Approximately $66.6 million of our ARS are eligible for UBS Rights. The UBS Rights enable us to sell our eligible ARS to UBS AG for par value beginning June 30, 2010 for a period of two years. Prior to June 30, 2010, UBS AG is offering no net cost loans using our eligible ARS as collateral to provide interim liquidity.
Based upon our analysis, we determined estimated fair value and that no impairment of our ARS had occurred. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or the credit quality of our ARS degrade, we may be required to recognize temporary and/or other than temporary impairment charges. The UBS Rights, however, may offset some or all potential impairments of eligible ARS. We have reclassified all of our investments in ARS from short-term investments to investments in securities as a result of the uncertainty of when these ARS could be successfully liquidated.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer
The following table provides information about our repurchases of our common stock during the three months ended September 30, 2008:

				Total
				Number of
				Shares	Approximate
				Purchased	Dollar Value of
				as Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price	Plans	Under the Plans
	Purchased		Paid per	or Programs	or Programs
Period	(1)		Share	(1)	(3)
July 1, 2008 through July 31, 2008	—		$—	—	$31,715,254
August 1, 2008 through August 31, 2008	—		—	—	31,715,254
September 1, 2008 through September 30, 2008	100,000		23.87	100,000	31,715,254

	100,000	(2)	$21.75	100,000	$31,715,254

(1)	Represents shares repurchased from Ned. W. Bennett, our Executive Vice Chairman and founder, on March 3, 2008, pursuant to a stock purchase agreement we entered into with him on February 14, 2008 (the “Bennett Stock Purchase Agreement”). The Bennett Stock Purchase Agreement does not have an expiration date and does not create an obligation for us to buy, or Mr. Bennett to sell to us, any of his shares of our common stock. The number of shares we may purchase under the Bennett Stock Purchase Agreement is limited to 200,000 shares per year, but the total number of shares is limited only by the number of shares of our common stock that Mr. Bennett may hold from time to time.

(2)	Represents repurchased shares which were retired to authorized, but unissued.

(3)	Represents shares that may yet be repurchased by us pursuant to a stock repurchase program approved by our Board of Directors on February 13, 2008 that authorizes us to repurchase up to $100 million of our outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors.

Item 6. — Exhibits

Exhibit	Description
31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2008	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ DAVID A. FISHER

David A. Fisher
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT

Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)