Form 10-K
period 2008-12-31
optionsXpress Holdings, Inc.
filed 2009-03-02
CIK 1299688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of February 20, 2009, there were 58,583,946 shares of optionsXpress Common Stock, $0.0001 par value per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $646 million based on the closing sale price of such stock as reported by the Nasdaq Global Market on February 20, 2009, assuming that all shares beneficially held by executive officers and members of the registrant’s Board of Directors are shares owned by “affiliates,” a status which each of the executive officers and directors may individually disclaim.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the registrant’s 2009 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

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
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND THE CFO

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Forward-looking statements include, but are not limited to, the following:

•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading, futures trading, online options trading, and online futures trading;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations, brokersXpress and our institutional business;

•	the statements about the impact of changes in interest rates on our earnings;

•	the statements concerning continued financing options;

•	the statements regarding scalability of our systems and the cost of capacity increases; and

•	the statements concerning uncertainties and deteriorations in the credit and capital markets and the credit quality of our auction rate securities.

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

Overview

We offer a comprehensive suite of brokerage services for option, futures, stock, mutual fund, and fixed-income investors. While our initial focus was on the rapidly expanding listed equity options market, we have been recognized as offering the leading online retail brokerage platform based on the quality of our proprietary technology and our customer experience. We were selected by Barron’s as “Best Online Broker” in its four annual surveys from 2003-2006, by Kiplinger’s as “The Best Online Broker” in 2006, by Forbes as “Best of the Web, Favorite Options Site” in 2004, and by SmartMoney as “Best Discount Broker” in 2004. We commenced doing business as optionsXpress, Inc. (“optionsXpress”) in February 2000 and opened our first customer account in December 2000. Since that time, we have grown to over 315,000 customer accounts.

Market Opportunity

There are approximately 35-40 million online brokerage accounts accounting for approximately 10-15% of all U.S. investable assets. The total U.S. listed equity options market has grown at a compounded annual growth rate of 26% per year over the past 10 years with 34% average growth in the last 2 years. Despite this growth, it is estimated that only 10-15% of online accounts are authorized to trade options.

Our option trades represented approximately 2% of all listed U.S. options volume for the year ended December 31, 2008. We believe this makes us one of the largest retail options brokers. Our revenue consists mainly of commissions from customers’ trades of options, futures, stocks, mutual funds and fixed-income products. For the year ended December 31, 2008, our daily average revenue trades, which are our total revenue-generating trades for a period divided by the number of trading days in that period, were approximately 43,600, compared to approximately 35,500 for the year ended December 31, 2007. In 2008, option trades represented approximately 53% of our customers’ trades, with approximately 28% coming from futures, 19% coming from stocks and less than 1% coming from mutual funds and fixed-income products.

Platform

Our cost efficient and scalable brokerage platform reflects the combination of our advanced technology and highly-responsive customer service. Our innovative browser-based technology delivers an array of differentiating trading tools, allowing both retail and professional investors to identify, analyze and execute a wide range of investment strategies. Many of these internally developed tools, which enhance our customers’ experience, are not available from other online or full service brokers. In addition, our real-time customer service approach, featuring what we call “point of contact resolution,” is designed to ensure that customer questions are answered quickly and during the initial contact, and yields a high degree of customer satisfaction and loyalty. We are a self-clearing member of both the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which gives us a high degree of control over our customer accounts and helps us provide quality customer service.

Our business generates strong cash flows and wide margins compared to many of our competitors. Our expense structure benefits from our low-cost platform, relatively low account acquisition cost and loyal customer base. In addition, all of our tools and services are offered online, eliminating the cost of maintaining retail locations. The options trading portion of our business results in a recurring revenue stream because when options expire, investors need to acquire new positions if they wish to remain invested. We generated $246.6 million of revenue for the year ended December 31, 2008 with $141.3 million of income before income taxes and $90.3 million of net income.

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

Expand our Futures Business

In 2005, we launched a web-based retail futures trading platform enabling optionsXpress customers to trade futures side-by-side with other securities. Based on growth in futures industry volumes and innovation at the various futures exchanges, we believe retail trading in futures is poised for significant growth and that greater numbers of retail investors will incorporate futures as a part of their investing strategy. To help us capitalize on this trend, we have made two futures-related acquisitions in the last two years.

On January 24, 2007, we acquired XpressTrade, LLC (“XpressTrade”), a leading Internet-based futures broker, which offered self-directed retail customers 24-hour access to 25 exchanges and over 100 futures products worldwide, including electronic and open outcry, through a browser-based trading platform. By integrating the functionality of the XpressTrade platform into the optionsXpress platform, we believe we created the premiere browser-based online brokerage platform focused on derivatives. See “Business Acquisitions” for further information about this acquisition.

On July 1, 2008, we acquired Open E Cry, LLC (“OEC” or “Open E Cry”), an innovative futures broker offering institutional and active traders direct access futures trading through its proprietary software platform, OEC Trader. The acquisition of OEC allows us to extend our reach into the active trader and institutional markets for futures, further capitalizing on the growth in that industry. See “Business Acquisitions” for further information about this acquisition.

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

brokersXpress — Expansion in Professional Advisor and Independent Representative Markets

brokersXpress offers an extension of our optionsXpress retail platform geared towards independent registered representatives and registered investment advisors. We offer these professionals a complete, easy-to-set-up account and execution management platform allowing them to serve their retail customers efficiently and cost effectively. Since inception, brokersXpress has acquired over 18,000 accounts and over $900 million in customer assets under management.

This business continues to represent a significant growth opportunity. Total consumer household investable assets with independent representatives are estimated at $1 trillion. There were more than 100,000 registered representatives, registered investment advisors and dually registered advisors in 2008. Because of the size of the market and the quality of our platform, we believe that we can grow the number of registered representatives and registered investment advisors and the total assets managed on the brokersXpress platform.

International Expansion

We have taken several steps to leverage our brokerage platform internationally:

•	in 2004, we purchased a minority interest in an Australian registered broker;

•	in 2005, we obtained a license to provide brokerage services in Canada;

•	in 2006, we obtained a license to provide brokerage services in Singapore and we received approval to provide brokerage services in the European Union; and

•	in 2008, we entered into an exclusive marketing agreement with Reliance Money Limited of India.

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

Pursue Selective Strategic Acquisitions

We believe we can supplement our organic growth outlined above with selective strategic acquisitions. We generally seek out acquisition opportunities that allow us to leverage our brokerage platform and:

•	expand our product offering;

•	accelerate the growth of one of our developing businesses like brokersXpress, futures, international, or institutional; or

•	provide technology capabilities that allow us to continue to provide superior differentiating tools to our customers.

Business Acquisitions

On July 1, 2008, we acquired 100% of the shareholder interests of Paragon Futures Group, Inc. (“Paragon”), the sole member of Open E Cry, a Delaware corporation based in Ohio. We purchased all of the shareholder interests for 235,158 shares of our common stock, cash of approximately $12.4 million, net of working capital acquired, and the assumption of certain liabilities. There may also be additional consideration earned based on future performance of OEC. OEC is an innovative futures broker offering direct access futures trading through its proprietary software platform, OEC Trader.

The Company’s consolidated financial statements include the results of operations for OEC beginning on July 1, 2008. The preliminary purchase price of the OEC acquisition of $18.5 million includes $15.2 million in acquired goodwill and $1.7 million in acquired intangible assets. The acquired intangible assets include $1.3 million in customer relationships that are being amortized on a straight-line basis over five years and $0.4 million in a trade name that is deemed to have an indefinite life. The purchase price is preliminary due to estimates included in the closing date acquisition costs.

On January 24, 2007, we acquired 100% of the membership interests in XpressTrade, an Illinois limited liability company based in Chicago, for 504,546 shares of the Company’s common stock, cash of $24.8 million, net of cash acquired and the assumption of certain liabilities.

Our consolidated financial statements include the results of operations for XpressTrade beginning on January 25, 2007. The purchase price of the XpressTrade acquisition of $37.9 million includes $28.9 million in acquired goodwill and $4.8 million in acquired intangible assets. The acquired intangible assets included $4.5 million in customer relationships that are being amortized over five years and $0.3 million in a trade name that is deemed to have an indefinite life. The purchase price allocation for the XpressTrade acquisition was finalized as of January 24, 2008. Differences between the purchase price estimates and actual results that arose on or before January 24, 2008 resulted in adjustments to the purchase price allocation.

On October 21, 2008, we signed a purchase agreement to purchase Horwitz & Associates, Inc., an independent broker/dealer and investment advisor, for $4.0 million in cash plus additional consideration based on future performance. We have decided not to move forward with this acquisition and have terminated the purchase agreement in accordance with the terms of the agreement.

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

Our software is efficient and user-friendly:

•	We empower our customers by making accessible cutting-edge position management and order execution technology, advanced analytical tools, education and real-time financial information from any web browser.

•	Our software was designed to ensure an efficient customer experience, beginning with a highly automated account opening process and ending with fast trade execution and thorough, real-time position monitoring.

•	Our user-friendly interface provides interactive real-time views of account balances, positions, profits or losses and buying power to enable our customers to more easily make informed investment decisions. Customers are able to access all features from any web browser.

The end result is a highly customizable platform best represented by our “Three E’s” customer-centric approach:

•	Education. We offer the customer an ongoing, comprehensive education. The educational component of our website is not limited to specific areas, but is, by design, integrated into all facets of the website.

•	Evaluation. Our versatile evaluation tools provide a unique variety of analytical criteria, empowering our customers to make more informed investment decisions.

•	Execution. Our easy-to-follow order screens guide the user through the process of placing a trade, allowing our customers to use as many or as few of our features as they desire.

Our efficient, in-house development capabilities allow us to continuously innovate and improve our platform with frequent enhancements such as:

•	Portfolio Margining. With Portfolio Margining, qualified investor margin requirements are based on the theoretical risks of the eligible securities in investors’ accounts instead of traditional Regulation T requirements. This results in significantly more efficient capital usage by customers in the program.

•	Integrated Futures. In January 2007, we acquired online futures broker XpressTrade. We took the best features from that platform and made them available on the optionsXpress platform, allowing customers to trade futures side-by-side with other securities. optionsXpress customers can now trade futures products at over 20 exchanges, 24-hours a day.

•	Strategy Scan®. Strategy Scan enables an investor to transform a trading idea into an executable trade. It accomplishes this by identifying up to three trading opportunities for our customers based upon their bullish, bearish or neutral opinion of a specific stock over a specified time frame. We clearly identify the range of potential gain or loss for each trading opportunity.

•	Xspreads®. Our Xspreads technology simplifies and expedites the execution of our customers’ combination trades. The Xspreads Order BookSM electronically displays customers’ orders, thereby creating greater transparency in the market, resulting in increased liquidity for both our customers and the broader marketplace. In addition, Xspreads enables our customers to execute all portions of a combination trade simultaneously, thereby eliminating the risk that all portions will not be executed at the desired price.

•	Xecute® (patent pending). We pioneered online auto-trading for the retail investor. Our Xecute product allows our customers who subscribe to specified third-party advisory newsletters and other financial publications to automate the trading of the third-party recommendations. This not only benefits our customers who subscribe to these newsletters, but also makes us the logical brokerage platform for other subscribers to such newsletters.

•	Advanced Order Management (patent pending). Our software allows our retail customers to automate professional trading strategies involving order sequencing without manual intervention. Our customers are able to enter contingent orders which are executed in accordance with specified time, price or other triggers. A significant advantage of this feature is that our customers do not have to constantly monitor the market in order to execute their orders.

•	Virtual Trading. Virtual trading provides our customers with a mock trading environment where they can practice strategies and educate themselves without risk, utilizing current market information. This provides our customers with a practical method of gaining real market experience without putting money at risk. Our customers can mock trade almost any strategy involving stocks, options and mutual funds, including spreads, straddles, and covered calls. We believe virtual trading provides our customers with a better environment to learn versus simply studying trading strategies.

•	myOX. myOX allows customers to take greater control of how they view market and account information by customizing the optionsXpress website to their specific interests and preferences. The adaptable modular interface allows customers to select information that they want to see, its location on the screen and how it is displayed.

•	Research Center. Research center gathers all of the market information customers need in one place, with highly organized menus, hover-over article abstracts, a convenient reader function, quick calendars and the ability to search for news and research by symbol.

We offer comprehensive educational content as part of our powerful brokerage platform to help our customers become successful, long-term investors, including:

•	Over 475 live internet webinars in 2008 and 65 downloadable on demand webinars covering topics from account setup through complex order placing, for investors ranging from beginner to advanced skill levels.

•	Live events throughout the country covering site demonstrations and options investing strategies.

•	Personal coaching services, with a program that is custom-developed for each investor, designed to help customers use options and the optionsXpress’ toolset to become better investors.

•	Rich content woven throughout the website, including a self-help library of user guides and customer message boards.

Customer Service

Our customer service approach is embedded in our culture and has been a significant factor in our success. We strive to provide excellent service during the customer’s entire investing experience, from education to evaluation to execution to post-trade monitoring. For customers requiring more personalized attention, customer service is available 24 hours a day via live individual web chat, e-mail and telephone. We have over 100 dedicated customer service employees located in Chicago, Illinois and El Paso, Texas.

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

Marketing

The retail online brokerage industry is competitive and will likely continue to become more competitive in the future. Despite the competitive environment, we believe our marketing programs can continue to cost-effectively attract new customers, while further developing the optionsXpress brand. Our marketing focuses on long-term investors who use or intend to use options or futures as a part of their investment strategy. To achieve our marketing objectives, we use a mix of “grass roots,” online and traditional advertising targeted at the types of customers we seek to attract. This strategy has enabled us to attract loyal customers at a lower cost per net new account than our major competitors.

Our “grass roots” marketing strategy, which has been crucial to our success, consists of a strategic public and media relations program and channel partnerships. Our public and media relations initiative has been very successful in positioning us as an expert industry resource and broadening our customer base. We use channel partnerships, such as relationships with securities exchanges, options educators, investment publishers, software vendors and financial portals, to distribute our product to new customers. These relationships also allow us to reach existing and potential retail options and futures investors through a source that is familiar to them. In addition, we appear at various industry events, trade conferences and investor clubs. The largest component of our advertising is through third-party websites and e-mail campaigns, though we also place print advertisements in selected business, technology and financial publications. To keep costs low, our advertising is highly targeted to the types of investors we believe will be most profitable.

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

Clearing and Custody

Our wholly owned subsidiary, optionsXpress, Inc., provides securities clearing and custody services directly for our customers. To facilitate our securities self-clearing operations, we use Sungard Financial Systems’ Phase3 trade processing and settlement software. As a clearing broker, optionsXpress, Inc. maintains custody and control over the assets in those customers’ accounts and provides back office functions including:

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

optionsXpress, Inc. provides securities clearing and execution services for optionsXpress, Inc. customers and to all of our introducing broker-dealer subsidiaries with the exception of optionsXpress Canada Corp., which receives clearing services from the National Bank Correspondent Network.

We clear our Canadian futures customers through Royal Bank of Canada on an omnibus basis. All other futures trades are cleared primarily through R. J. O’Brien on an omnibus basis.

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

We have seven patent applications pending in both the United States and foreign jurisdictions relating to various technology components of our platform, but Internet-related software patents can be difficult to obtain, and there can be no assurance that we will obtain a patent or patents broad enough in scope to have value, or obtain a patent at all. Our optionsXpress website is copyrighted and we have obtained trademark registrations for the optionsXpress mark and the brokersXpress mark in the United States, Australia, Singapore, Hong Kong, New Zealand and the European Union, and the Open E Cry mark in the United States. We have pending trademark applications for the optionsXpress mark and the brokersXpress mark in Canada. We have obtained registrations or have pending applications for numerous other marks both in the United States and in foreign jurisdictions.

Competition and Pricing

The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and highly competitive. Our direct competitors in the online marketplace take the form of larger-scale broker-dealers that offer online services, including Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc., Scottrade, Inc., and smaller “niche-market” online or licensed software-based brokers, including TradeStation Group, Inc., thinkorswim Group, Inc. and TradeKing. We also encounter competition from full commission brokerage firms including Merrill Lynch and Smith Barney (a division of Citigroup), as well as mutual fund sponsors, including Fidelity, banks and other organizations that provide online brokerage services.

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

Employees

At December 31, 2008, we had 305 full-time employees. Of these employees, approximately 170 were engaged in brokerage operations, providing trade execution and customer support, approximately 106 of which were licensed brokers, approximately 80 were engaged in technology and development and approximately 60 were engaged in general management, business development, finance, marketing and administration. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

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

The commodity futures and futures options industry in the United States is subject to regulation under the Commodity Exchange Act. The Commodity Futures Trading Commission (“CFTC”) is the federal agency charged with the administration of this act and the respective regulations. optionsXpress, brokersXpress and OEC are registered as members of the CFTC and are also members of the National Futures Association (“NFA”), a self-regulatory organization. optionsXpress and OEC are registered with the CFTC as a non-clearing Futures Commission Merchant and brokersXpress is registered with the CFTC as an introducing broker.

optionsXpress Canada Corp. is registered with the Investment Dealers Association (“IDA”). optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore (“MAS”). optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets (“AFM”).

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

We may be unable to effectively manage our growth and retain our customers.

Our growth has placed significant demands on our management and other resources. If we continue to grow, we will need to attract, hire and retain highly skilled and motivated officers and employees. We cannot assure you that we will be able to attract or retain the officers and employees necessary to manage this growth effectively.

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

In addition, we use the Internet as the distribution channel to provide services to our customers. A number of regulatory agencies have adopted regulations regarding customer privacy and the use of customer information by service providers. Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive, time consuming and could limit our ability to use the Internet as a distribution channel.

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

In addition, we have offered foreign securities brokerage services in Australia and may in the future choose to do so in Australia and additional countries. There are certain risks inherent in doing so. Among other risks, we may face less developed technological infrastructures, less developed automation in exchanges, depositories and national clearing systems, exchange rate fluctuations, increased credit risk and unexpected changes in regulatory requirements, tariffs and other trade barriers. Where we do business through an international entity, we may also face barriers to repatriation of foreign earnings. Any of these could have a material adverse effect on our future international operations and consequently on our business, financial condition and operating results.

Substantial competition could reduce our market share and harm our financial performance.

The market for electronic brokerage services is rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc., Scottrade, Inc., TradeStation Group, Inc., thinkorswim, Inc. and TradeKing. We also encounter competition from the broker-dealer affiliates of established full commission brokerage firms as well as from mutual fund sponsors, banks and other organizations that provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, and have greater name recognition and a more extensive customer base than we do.

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

Our profitability and growth depends on increasing our customer base in a cost-effective manner. For the years ended December 31, 2008, 2007 and 2006, we incurred advertising expenses of $20.7 million, $14.8 million and $7.5 million, respectively. Although we have spent significant financial resources on advertising and related expenses and plan to continue to do so, there are no assurances that these efforts will be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, filter software programs that limit or prevent our advertisements and other communications from being displayed on or delivered to our current and potential customers’ computers are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect our Internet advertising. Finally, our sales and marketing methods are subject to regulation by the CBOE and FINRA. The rules and regulations of these organizations impose specific limitations on our sales methods, including our advertising and payments to non-broker-dealers. If we do not achieve our advertising objectives, our profitability and growth may be impaired.

Our business is primarily transaction-based, and decreases in trading or other changes in our revenue base could harm our business.

Our revenues are derived primarily from securities brokerage services, and we expect this business to continue to account for almost all of our revenues. We are directly affected by economic and political conditions, broad trends in business and finance and changes in the conditions of the securities and futures markets in which our customers trade. Recent events in global financial markets, including failures and government bailouts of large financial services companies, have resulted in substantial market volatility. This market volatility and/or continuing weakened economic conditions could reduce our trading volume. During periods of low trading volume, our revenues are adversely affected. Severe decreases in market prices, such as those experienced in 2008 could also have an impact on our business because of the adverse impact on investor sentiment and losses in investor portfolios.

In addition, a portion of our revenue is derived from payment for order flow. We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Competition between execution agents and the implementation of order handling rules and decimalization of stock prices have made it less profitable for execution agents to offer order flow payments to broker-dealers. If these payments were to be reduced or eliminated for competitive or other reasons, our business could be materially adversely affected. Payment for order flow represented approximately 11.7% of our revenue for the year ended December 31, 2008.

In January 2007, the six option exchanges, at the direction of the SEC, instituted a pilot program to allow the options of certain underlying symbols to be quoted and traded in $0.01 increments in lieu of the $0.05 increments previously used. The initial pilot program consisted of 13 underlying securities. This pilot was extended in September 2007 to an additional 22 underlying securities and again in March 2008 to an additional 28 underlying securities. The pilot resulted in a reduction to our payment for order flow. Additional extensions of the pilot program or other actions taken by the SEC related to payment for order flow may have an adverse effect on our revenues and profitability.

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

We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2008, we had $132.2 million in credit extended to our customers. In addition, we may be obligated for margin extended to our customers by our third-party clearing agents on collateralized securities and futures positions.

The margin and leverage requirements that we impose on our customer accounts meet or exceed those required by various regulatory requirements and Regulation T of the Board of Governors of the Federal Reserve. The amount of this risk is not quantifiable since the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a result, we are exposed to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. We believe that it is unlikely that we will have to make any material payments under these arrangements, and no material losses related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.

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

In order to help us provide our customers with the most favorable trade execution, we sometimes take proprietary short-term positions in market-listed equity and option securities. We may incur trading losses related to these activities since they primarily involve the purchase or sale of securities for our own account. We attempt to manage this risk by hedging our proprietary positions so that changes in market prices do not materially change the value of our securities, but we cannot assure you that we will be able to manage such risk successfully or that we will not experience losses from such activities.

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

Systems failures or delays may occur in the future and could cause, among other things, unanticipated disruptions in service to our customers, slower system response time resulting in transactions not being processed as quickly as our customers desire, decreased levels of customer service and customer satisfaction and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of customers or a reduction in the growth of our customer base;

•	increased operating expenses;

•	financial losses;

•	litigation or other customer claims; and regulatory sanctions or additional regulatory burdens; or

•	regulatory sanctions or additional regulatory burdens.

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

Acquisitions involve risks that could adversely affect our business.

We intend to pursue strategic acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including:

•	difficulties in the integration of acquired operations, services and products;

•	failure to achieve expected synergies;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which could reduce future reported earnings;

•	potential loss of clients or key employees of acquired companies;

•	increased litigation risk with transaction parties; and

•	dilution to existing stockholders.

As part of our growth strategy, we regularly consider strategic transactions such as acquisitions, mergers and combinations within our industry. We cannot be certain that we will be able to continue to identify and to consummate strategic transactions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our business.

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

We rely on a number of third parties for various services. These include the services of market makers and exchanges to execute customer orders and other third parties for back office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. Third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers. Furthermore, we have offsite third-party data center operations that are critical to our business. To facilitate our securities self-clearing operations, we rely on third-party software and systems, including Sungard Financial Systems’ Phase3 securities trade processing and settlement software system. Our customers also rely on cash sweeps from their customer accounts to a third-party manager.

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

Our common stock, and the U.S. securities markets in general, have experienced significant price fluctuations in recent years. The market prices of securities of financial services and Internet-related companies, in particular, have been especially volatile. The price of our common stock could decrease substantially. In addition, because the market price of our common stock tends to fluctuate significantly, we could become the object of securities class action litigation which could result in substantial costs and a diversion of management’s attention and resources.

Market volatility may cause our stock price and the value of your investment to decline.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace;

•	changes in the market valuations of other companies operating in our industry;

•	changes in investment firms’ ability or desire to invest in publicly traded equities;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of our common stock by our directors and officers or our strategic investors.

Our officers, directors and largest stockholders will maintain the ability to control all matters submitted to stockholders for approval.

Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 38% of our outstanding common stock. As a result, these stockholders, acting together, will have significant influence over the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary items. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

In each of the last fifteen quarters we have declared and paid quarterly dividends on all outstanding shares of common stock. There can be no assurance, however, as to the amount and frequency of any such dividend or that a dividend will be paid at all due to factors relating to our actual future earnings, capital requirements and alternative uses of capital, and to the discretion of our board of directors.

Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.

We hold tax-free municipal ARS backed by student loans issued under the Federal Family Education Loan Program (“FFELP”). Our ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all our ARS have failed since February 2008. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops.

Of the $92.0 million par value of ARS held by us as of December 31, 2008, approximately $64.1 million were sold by UBS AG (“UBS”) and have been classified as trading securities. In November 2008, we accepted an offer from UBS, entitling us to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS Put Right”). Prior to June 30, 2010, UBS is offering no net cost loans using our eligible ARS as collateral to provide interim liquidity. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails.

UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. The reduction in associated market value of the UBS ARS during the year ended December 31, 2008 of approximately $4.4 million has been recorded as a charge to earnings, which has been substantially offset by a gain in the value of the UBS Put Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, we may incur losses on these ARS.

The remaining $27.9 million in par value of ARS were sold by another investment advisor, who has not made an offer similar to UBS and we have continued to classify such ARS as available-for-sale securities. Accordingly, the reduction in associated market value during the year ended December 31, 2008 of approximately $2.1 million has been recorded in other comprehensive income. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or take impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

For additional information regarding our ARS, please see Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, “Liquidity and Capital Resources”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters and primary data center, located in Chicago, Illinois. We also lease office space in several cities throughout the United States. The following table sets forth certain information with respect to our facilities:

Location	Space	Principal Usage

Chicago, IL	41,110 sq. feet	Corporate Headquarters
El Paso (Mesa St), TX	10,000 sq. feet	Customer Service Center
Powell, OH	5,609 sq. feet	Office Space
Thousand Oaks, CA	950 sq. feet	Office Space

We believe that our facilities are suitable and adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including punitive damages in some cases. Like other securities and futures brokerage firms, we have been named as a respondent in arbitrations, and from time to time we have been threatened with litigation, or named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits, inquiries and inspections.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

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

	Common Stock		Common Stock
	Closing Sales Price		Closing Sales Price
	2008		2007
	High	Low	High	Low

First Quarter	$33.39	$19.56	$25.65	$21.89
Second Quarter	$24.67	$19.77	$27.67	$23.06
Third Quarter	$26.52	$19.42	$28.41	$21.97
Fourth Quarter	$19.01	$11.29	$33.90	$26.61

The closing sale price of our common stock as reported on the Nasdaq Global Market on February 20, 2009 was $11.02 per share. As of that date, there were 50 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information previously provided to us by depositories and brokers, we believe there are more than 17,000 beneficial owners.

Performance Graph

The Company performance information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the Company performance information shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 Act, as amended, or the Exchange Act. Our Common Stock has been listed on the Nasdaq Global Market under the symbol “OXPS” and registered under Section 12 of the Securities and Exchange Act of 1934 since January 27, 2005, the date of our initial public offering. The following graph shows the cumulative stockholder return on our common stock with the Russell 2000 Stock Index and stock making up an industry peer group, in each case assuming an initial investment of $100 and full dividend reinvestment, for the period beginning on January 27, 2005 and ending on December 31, 2008.

The Peer Group is comprised of the following companies whose primary business is online brokerage:

•	The Charles Schwab Corporation;

•	E*TRADE Financial Corporation;

•	TD Ameritrade Holding Corporation; and

•	TradeStation Group, Inc.;

Dividends

We have paid a quarterly dividend in each quarter since our initial public offering in 2005. We recently paid a dividend of $.08 per share for the fourth quarter of 2008, a 28% increase over the $.0625 per share dividend we paid in the fourth quarter of 2007. We paid total dividends of $.32 per share in fiscal 2008, a 28% increase over the $.25 per share of dividends paid in fiscal 2007.

The declaration of any other dividends and, if declared, the amount of any such dividend, will be subject to our actual future earnings, capital requirements, regulatory restrictions and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, alternative uses of capital, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with our acquisition of 100% of Paragon, the sole member of OEC, shareholder interests on July 1, 2008, we issued 235,158 shares of our common stock to the members of OEC approximately $12.4 million in cash, and assumed certain liabilities. We relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issue such shares of common stock. There were no underwriters involved in our issuance of common stock to members of OEC.

Purchases of Equity Securities by the Issuer

The following table provides information about our repurchases of our common stock during the three months ended December 31, 2008:

				Total
				Number of
				Shares	Approximate
				Purchased	Dollar Value of
				as Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price	Plans	Under the Plans
	Purchased		Paid per	or Programs	or Programs
Period	(1)		Share	(1)	(3)

October 1 through October 31, 2008	—		$—	—	$31,715,254
November 1 through November 30, 2008	495,900		12.40	495,900	25,566,934
December 1 through December 31, 2008	675,217		12.15	675,217	17,361,696

	1,171,117	(2)	$12.26	1,171,117	$17,361,696

(1)	Represents shares that were repurchased by us pursuant to a stock repurchase program approved by our Board of Directors on February 13, 2008 that authorizes us to repurchase up to $100 million of our outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors.

(2)	Represents repurchased shares which were retired to authorized, but unissued.

(3)	Does not include shares that may yet be repurchased by us pursuant to a stock purchase agreement we entered into with Ned W. Bennett on February 14, 2008 (the “Bennett Stock Purchase Agreement”) because, according to its terms, there is no maximum number of shares that may be repurchased. The Bennett Stock Purchase Agreement does not have an expiration date and does not create an obligation for us to buy, or Mr. Bennett to sell to us, any of his shares of our common stock. The number of shares we may purchase under the Bennett Stock Purchase Agreement is limited only by the number of shares of our common stock that Mr. Bennett may hold from time to time.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary consolidated financial and operating data should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The financial information for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 set forth below was derived from our audited consolidated financial statements and related notes. The historical financial and operating information may not be indicative of our future performance.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Results of Operations
Revenues
Commissions	$167,562	$153,913	$123,305	$91,410	$71,567
Interest revenue and fees	46,956	62,493	30,781	12,813	3,648
Interest expense	(1,794)	(7,015)	(1,440)	—	—

Net interest revenue and fees	45,162	55,478	29,341	12,813	3,648
Other brokerage related revenue	30,832	35,389	33,816	24,503	17,751
Other	3,002	2,250	470	257	103

Net revenues	$246,558	$247,030	$186,932	$128,983	$93,069
Expenses
Compensation and benefits	$28,571	$26,499	$21,510	$14,175	$9,760
Brokerage, clearing, and other related expenses	27,675	19,910	21,583	15,295	14,258
Advertising	20,716	14,816	7,454	5,681	6,675
Quotation services	6,594	7,579	5,688	4,249	3,693
Depreciation and amortization	7,423	5,710	3,394	2,293	1,648
Technology and telecommunication	4,226	3,593	2,969	2,305	1,434
Other	10,030	9,374	7,447	4,732	3,376

Total expenses	105,235	87,481	70,045	48,730	40,844
Income before income taxes	141,323	159,549	116,887	80,253	52,225
Income taxes	51,008	61,830	45,158	31,512	21,015
Net income	$90,315	$97,719	$71,729	$48,741	$31,210

Net income per share — basic	$1.49	$1.55	$1.15	$0.79	$0.56
Net income per share — diluted	$1.49	$1.55	$1.15	$0.79	$0.55
Weighted average shares — basic	60,566	62,923	62,319	60,136	37,956
Weighted average shares — diluted	60,720	63,131	62,612	62,055	57,264

	As of December 31,
	2008	2007	2006	2005	2004

Statistical Data
Number of customer accounts (at period end)(1)	318,600	262,400	204,600	161,800	101,000
Daily average revenue trades (“DARTs”)(2) Retail DARTs	36,500	35,500	27,200	19,600	13,600
Institutional DARTs(3)	7,100	—	—	—	—

Total DARTs	43,600	35,500	27,200	19,600	13,600
Customer trades per account(4)	38	38	37	38	43
Average commission per trade	$15.27	$17.38	$18.13	$18.54	$20.99
Option trades as a percent of total trades	53%	67%	74%	76%	79%
Advertising expense per net new customer account(5)	$388	$304	$138	$93	$154
Balance Sheet (at period end, in thousands)
Cash and investments in securities	$204,387	$228,667	$194,665	$105,533	$24,759
Total assets	972,333	1,155,511	687,524	126,569	40,095
Total liabilities	704,443	877,803	506,696	8,050	7,089
Total stockholders’ equity	267,890	277,708	180,828	118,519	33,006
Dividends
Dividends declared per share (during the period)	$0.32	$0.25	$0.20	$0.72	$0.13

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Includes all Open E Cry and other institutional revenue-generating trades beginning in July 2008.

(4)	Customer trades per account are total trades divided by the average number of total customer accounts during the period.

(5)	Calculated based on total net new customer accounts opened during the period. Excludes accounts acquired in the XpressTrade and Open E Cry acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We offer a comprehensive suite of brokerage services for option, futures, stock, mutual fund and fixed-income investors. We have been recognized as offering the leading online retail brokerage platform for the rapidly expanding listed equity options market, based on the quality of our proprietary technology and our customer experience. We opened our first customer account in December 2000. Since that time, we have grown to over 315,000 customer accounts. Our option trades represented approximately 2% of all listed U.S. options volume for the year ended December 31, 2008. We believe this makes us one of the largest retail online options brokers. In 2008, option trades represented approximately 53% of our customers’ trades, with approximately 28% coming from futures, 19% coming from stocks and less than 1% coming from mutual funds and fixed-income products.

Sources of Revenue

Our largest source of revenue is commissions earned from our brokerage activities, which are driven largely by our customers’ trading activities. Interest revenue and fees consists of the income generated by charges to customers on margin balances and customer cash held and invested by us, net of interest paid to customers on their credit balances, fees earned on customer assets invested in money market funds and cash held in investments. In early 2008, we switched most of our customers from a money market sweep program to an FDIC-insured sweep program through a third-party manager. In conjunction with the FDIC insured sweep program, we earn interest paid to us by banks, net of interest paid to customers on their sweep balances.

Like other retail brokerage firms, we receive payment for order flow from exchanges and liquidity providers where our customers’ orders are routed. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Payment for order flow is included in other brokerage related revenue. Commissions and their related clearing costs and payment for order flow are recorded on a trade date basis as transactions occur. Commissions represented 68.0%, 62.3% and 66.0% of our total revenues in 2008, 2007 and 2006, respectively. Net interest revenue and fees represented 18.3%, 22.5% and 15.7% of our total revenues in 2008, 2007 and 2006, respectively. Other brokerage related revenue represented 12.5%, 14.3% and 18.1% of our total revenues in 2008, 2007 and 2006, respectively. Other income represented 1.2%, 0.9% and 0.2% of our total revenues in 2008, 2007 and 2006, respectively.

Operating Expenses

Our largest expense item in 2008 was employee compensation and benefits, which includes salaries, bonuses, contributions to benefit programs and other related employee costs. Due to the efficiencies created by our technology and brokerage platform, our employee compensation expense is a lower percentage of revenue than our major online competitors and other traditional, full service brokerage firms. Brokerage, clearing and other related expenses include commission payouts to introducing brokers at Open E Cry and commission payouts to independent registered representatives on the brokersXpress platform. Brokerage, clearing and other related expenses also include back office software and other third-party services we use to support our self-clearing operations, fees to clearing organizations, exchanges and third-party broker-dealers. Advertising costs are expensed as incurred, except for the production of broadcast advertising, which is expensed when the first broadcast airs, and includes production and communication of advertising and other marketing activities. Quotation services include costs paid to exchanges and outside firms to provide and transmit securities and futures quotes, third party research and other investment content to our customers. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of capitalized software and other intangible assets. Technology and telecommunication includes all costs associated with transmitting our customers’ orders to the various exchanges, and any expenses required to support our computer network. Other expenses include lease expenses on office space, professional fees, travel expenses and other miscellaneous expenses.

Results of Operations

The following table sets forth our total revenues and consolidated statements of operations data for the periods presented as a percentage of total revenues:

	Year Ended December 31,
	2008	2007	2006

Results of Operations
Net revenues (in thousands)	$246,558	$247,030	$186,932
Compensation and benefits	11.6%	10.7%	11.5%
Brokerage, clearing, and other related expenses	11.2	8.0	11.5
Advertising	8.4	6.0	4.0
Quotation services	2.7	3.1	3.0
Depreciation and amortization	3.0	2.3	1.8
Technology and telecommunication	1.7	1.5	1.6
Other	4.1	3.8	4.0
Income before income taxes	57.3	64.6	62.6
Income taxes	20.7	25.0	24.2
Net income	36.6	39.6	38.4

Year Ended December 31, 2008 versus Year Ended December 31, 2007

Overview

Our results for the year ended December 31, 2008 reflect the following principal factors:

•	total customer accounts increased by 56,200 to 318,600, or 21.4%;

•	total trades increased by 2.1 million to 11.0 million, or 23.9%;

•	the decline in the target federal funds rate from 4.25% at the beginning of the year to 0.00-0.25% at the end of the year; and

•	the incorporation of Open E Cry’s results beginning July 1, 2008, which represented 16% of our total trades.

Commissions

Our commissions increased $13.7 million, or 8.9%, for the year ended December 31, 2008 to $167.6 million compared to $153.9 million for the year ended December 31, 2007. The increase in brokerage commissions was primarily the result of the 23.9% increase in the number of total trades processed during the year ended December 31, 2008 as a result of our acquisition of OEC and organic account growth. The increase in the number of trades was partially offset by the 12.1% decrease in the average commission per trade primarily as a result of the inclusion of OEC trades, which have a significantly lower average commission than our retail business, the increase in the number of futures trades, and our introduction of a reduced commission rate on option spread trades in August 2007.

Net interest revenue and fees

Net interest revenue and fees decreased $10.3 million, or 18.6%, to $45.2 million for the year ended December 31, 2008 compared to $55.5 million for the year ended December 31, 2007. The decrease in net interest revenue and fees was the result of the decline in short-term interest rates.

Other brokerage-related revenue

Other brokerage-related revenue decreased $4.6 million, or 12.9%, for the year ended December 31, 2008 to $30.8 million compared to $35.4 million for the year ended December 31, 2007. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers, which was partially offset by an increase in the number of customer option contracts that we processed.

Other income

Other income increased $0.7 million, or 33.4%, for the year ended December 31, 2008 to $3.0 million compared to $2.3 million for the year ended December 31, 2007. The increase in other income was primarily the result of growth in a revenue sharing program with a third party that provides fee-based personal investing coaching for our customers.

Compensation and benefits

Compensation and benefits expenses increased $2.1 million, or 7.8%, to $28.6 million for the year ended December 31, 2008 from $26.5 million for the year ended December 31, 2007. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 265 at December 31, 2007 to 305 at December 31, 2008 driven by the growth in our accounts and the addition of OEC employees.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses increased $7.8 million, or 39.0%, to $27.7 million for the year ended December 31, 2008 from $19.9 million for the year ended December 31, 2007. Brokerage, clearing and other related expenses were higher primarily due to the incorporation of results from OEC and higher payouts to the independent representatives of our brokersXpress subsidiary, along with higher other variable costs associated with the increased trade volume and customer accounts.

Advertising

Advertising expenses increased $5.9 million, or 39.8%, to $20.7 million for the year ended December 31, 2008 from $14.8 million for the year ended December 31, 2007. The increase in advertising expense was due to an increase in spending across all advertising channels. Advertising expense per net new account increased to $388 for the year ended December 31, 2008 from $304 for the year ended December 31, 2007.

Quotation services

Quotation services expenses decreased $1.0 million, or 13.0%, to $6.6 million for the year ended December 31, 2008 from $7.6 million for the year ended December 31, 2007. Lower quotation services expenses were primarily due to lower rates paid for these services.

Depreciation and amortization

Depreciation and amortization expenses increased $1.7 million, or 30.0%, to $7.4 million for the year ended December 31, 2008 from $5.7 million for the year ended December 31, 2007. Increased depreciation and amortization expenses were due to increased amortization costs incurred from the indentified intangibles of our recent acquisitions, capitalized costs relating to the continued development of our brokerage platform and technology infrastructure, and capitalized costs incurred as a result of the move into our new corporate offices in June 2007.

Technology and telecommunication

Technology and telecommunication expenses increased $0.6 million, or 17.6%, to $4.2 million for the year ended December 31, 2008 from $3.6 million for the year ended December 31, 2007. Increased technology and telecommunication expenses were due to added telecommunications and data feed expenses required to support the 21.4% increase in customer accounts and technology expenses at OEC.

Other

Other expenses increased $0.6 million, or 7.0%, to $10.0 million for the year ended December 31, 2008 from $9.4 million for the year ended December 31, 2007. Increased other expenses were primarily due to the additional costs associated with the overall growth of our business.

Income taxes

Income taxes decreased $10.8 million, or 17.5%, to $51.0 million for the year ended December 31, 2008 from $61.8 million for the year ended December 31, 2007. Decreased income taxes are the result of the 11.4% decrease in income before income taxes and the result of a change in state income apportionment laws.

Net income

As a result of the foregoing, we reported $90.3 million in net income for the year ended December 31, 2008, as compared to $97.7 million in net income for the year ended December 31, 2007, a decrease of $7.4 million, or 7.6%.

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

Net interest revenue and fees

Net interest revenue and fees increased $26.2 million, or 89.1%, to $55.5 million for the year ended December 31, 2007 compared to $29.3 million for the year ended December 31, 2006. The increase in net interest revenue and fees was primarily the result of our conversion to self-clearing in late 2006. Prior to our conversion to securities self-clearing, we shared a portion of the net interest and fees earned on customer cash, money market and margin balances with our clearing firms. Subsequent to our conversion to self-clearing, we retain all of the interest revenue and fees earned on those customer balances as well as the interest expense paid to customers on those balances. The increase in net interest revenue and fees was also the result of an increase in customer cash, customer sweep to money markets, customer margin and our cash balances, and an increase in the average net interest rate earned on customer cash, customer margin and our cash balances.

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

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses decreased $1.7 million, or 7.8%, to $19.9 million for the year ended December 31, 2007 from $21.6 million for the year ended December 31, 2006. The decline in brokerage, clearing, and other related expenses was the result of our conversion to self-clearing, which eliminated the third-party clearing fees we previously paid on our securities trades. The decrease in these expenses was partially offset by the additional securities self-clearing costs, including back office software and other third-party services we use to support our self-clearing operations. The decrease was also offset by an increase in commission payouts to independent registered representatives on the brokersXpress platform due to growth in that business.

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

Liquidity and Capital Resources

As a holding company, almost all of our funds generated from operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies, including the SEC, FINRA, the CBOE, the CFTC and the NFA, relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

We invest company cash in a variety of high credit quality investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and tax-free ARS backed by United States Department of Education-guaranteed student loans issued under the FFELP. Our ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all our ARS have failed since February 2008. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. We have reclassified all of our investments in ARS from short-term investments to investments in securities as a result of the uncertainty of when these ARS could be successfully liquidated.

Our ARS portfolio consists entirely of securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are AAA-rated with the exception of two issues totaling $6.0 million in par value and all of our ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS will be unable to satisfy the terms of the indentures or that the underlying credit quality of the assets backing our ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $15.6 million of our ARS securities have been redeemed by issuers at par. We believe we have the ability, if necessary, to hold our ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.

At December 31, 2008, there was insufficient observable ARS market information available to determine the market value of our investments in ARS. Therefore, we have continued to designate the ARS as Level 3 financial assets under Statement of Financial Accounting Standards (“SFAS”) No. 157 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. We calculate the income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Some of these assumptions include credit quality, long-term contractual interest rates paid by the issuers in the event of auction failures, estimates of the economic life of the ARS including the probability of the ARS being called or becoming liquid prior to the final maturity and the fair market interest rates for the ARS .

For the economic life of the ARS, we relied on estimates based in part on issuer statements regarding the intent and likelihood of the ARS being redeemed or refinanced, the economic life of the loans currently outstanding in the trusts and observed redemption and refinance activity throughout 2008. Based on our analysis, the weighted average economic life was estimated to be approximately four to five years. For the current yield of the ARS, we used the long-term default rates as described in the indentures of the individual ARS, which we then adjusted for the expected tax benefit. For the fair market interest rates used in our discounting analysis, we used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 250bps-300bps over the London Interbank Offered Rate (“LIBOR”). We also relied upon the indentures underlying the ARS and other market information in determining these assumptions.

Of the $92.0 million par value of ARS as of December 31, 2008, approximately $64.1 million were sold by UBS AG (“UBS”) and have been classified as trading securities. In November 2008, we accepted an offer from UBS, entitling us to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS Put Right”). Prior to June 30, 2010, UBS is offering no net cost loans using our eligible ARS as collateral to provide interim liquidity. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails.

UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. We have adopted the fair value option under SFAS No. 159 to classify the UBS Put Right and the ARS sold by UBS as trading securities. Our calculation of fair value of the UBS ARS at December 31, 2008 implied an impairment of fair value of approximately $4.4 million, which has been recorded as an unrealized loss in other income on the consolidated statement of operations. This impairment has been substantially offset by a realized gain in the value of the UBS Put Right. The fair value of the ARS held at UBS is approximately $59.7 million. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, we may incur losses on these ARS.

The remaining $27.9 million in par value ARS were sold by another investment advisor, who has not made an offer similar to UBS, and therefore we have continued to classify them as available-for-sale securities. Our calculation of fair value of the ARS not held at UBS at December 31, 2008 implied an impairment of fair value of approximately $2.1 million, which has been recorded through other comprehensive income, and the carrying fair value of those ARS was approximately $25.8 million. If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

As of December 31, 2008, optionsXpress, Inc. had net capital requirements of $8.9 million and net capital of $76.0 million. As of December 31, 2007, optionsXpress, Inc. had net capital requirements of $7.2 million and net capital of $99.6 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.

In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to DTCC, OCC, and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of December 31, 2008, we had interest-bearing security deposits and short-term treasury bills totaling $25.9 million deposited with clearing organizations for the self-clearing of equities and option trades.

As of December 31, 2008, we had $427.7 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $675.9 million on December 31, 2008.

Credit Facility

We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.

To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of December 31, 2008, there was no balance outstanding on this credit facility.

Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.

Cash Flow

Cash provided by operating activities was $106.5 million for the year ended December 31, 2008, compared to cash provided by operating activities of $83.1 million for the year ended December 31, 2007. Cash provided by operating activities increased despite a 7.6% decrease in net income in 2008 compared to 2007. The primary reasons for the increase in cash provided by operating activities were the smaller increases in payables to brokerage customers and segregated cash and receivables from brokerage customers.

Cash provided by investing activities was $44.0 million for the year ended December 31, 2008, compared to cash used in investing activities of $75.4 million for the year ended December 31, 2007. The primary reason for the increase in cash provided by investing activities was the decrease in cash held in investments in securities.

Cash used in financing activities was $106.5 million for the year ended December 31, 2008, compared to cash used in financing activities of $13.9 million for the year ended December 31, 2007. The increase in cash used in financing activities was primarily due to $87.5 million of cash used to repurchase our outstanding common stock.

Capital Expenditures

Capital expenditures were $5.7 million for the year ended December 31, 2008, compared to $11.0 million for the year ended December 31, 2007. Capital expenditures for the years ended December 31, 2008 and 2007 included capitalized software development costs, which we capitalized in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology. The decrease in capital expenditures was related to an increased level of capitalized software development which was more than offset by the absence of the 2007 investment made to prepare our new corporate headquarters for occupancy.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments at December 31, 2008:

	Payments Due by Period
	(In thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	$8,100	$1,292	$3,937	$2,871	$—
Purchase obligations	3,811	3,411	400	—	—

Total	$11,911	$4,703	$4,337	$2,871	$—

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, since the actual timing of the future payments made may vary from the stated contractual obligations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an ongoing basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we believe the accounting policies that have a material impact on our consolidated financial statements and require management to make assumptions and estimates involving significant judgment relate to the fair value of our investments in securities, specifically our investments in ARS, and capitalization of software development.

Investments in Securities

Our investments in securities consist of ARS backed by student loans issued under the FFELP program and the UBS Put Right associated with ARS held at UBS. We determine the fair value of our ARS and the UBS Put Right using the income method. We calculate the income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. For additional information regarding our ARS and our valuation methodology and assumptions, please see Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, “Liquidity and Capital Resources”

For the available-for-sale ARS, if the calculated fair value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary. We consider various factors in determining whether an impairment is other-than temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is recorded as an impairment charge in the consolidated statement of operations. Impairments that we conclude are temporary are recorded in accumulated other comprehensive loss.

Software

Costs associated with software developed for internal use include capitalized costs based on SOP 98-1 and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of the software that does not meet the capitalization criteria are expensed as incurred. These capitalized costs are amortized on a straight-line basis over three years. During the years ended December 31, 2008 and 2007, we capitalized $2.0 million and $1.9 million, respectively, of software development costs. In addition, during the years ended December 31, 2008 and 2007, we expensed $2.7 million and $2.6 million for costs associated with software that did not meet the capitalization criteria.

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

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Therefore, SFAS No. 160 will be effective for our fiscal year beginning January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities requiring entities to provide enhanced disclosures with the intent to provide users of financial statements with a better understanding of:

•	how and why an entity uses derivative instruments;

•	how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and

•	how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Therefore, SFAS No. 161 will be effective for the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

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

Since December 31, 2007, the Federal Open Market Committee has lowered the Federal Funds Target rate 7 times for a total of 4.00% - 4.25%. Because the reductions occurred gradually throughout 2008, the full impact of the interest rate cuts is not reflected in our 2008 interest income. Based on interest rates and balances as of December 31, 2008, we estimate that all of the decreases in short-term interest rates during 2008 will result in a reduction of approximately $31-33 million in our annual pretax income from 2008 levels.

In addition, we have estimated the additional impact to pretax income that hypothetical interest rate changes would have to balances as of December 31, 2008. We estimate that as of December 31, 2008, an immediate 100 basis point increase in short-term rates would result in an addition of approximately $20 million in annual pre-tax income from current levels. Although it is difficult to anticipate the behavior of money market participants if the Federal Funds Target rate is lowered from a range of 0 bps - 25 bps to 0 bps, we estimate that a Federal Funds rate of 0 bps would result in approximately $4 million less in annual pretax income from current levels.

Credit Risk

We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2008, we had $132.2 million in credit extended to our customers. In addition, we may be obligated for margin extended to our customers by our third-party clearing agents on collateralized securities and futures positions.

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

Securities Risk

In order to help us provide our customers with the most favorable trade execution, we sometimes take proprietary short-term positions in listed equity and option securities. We attempt to manage this risk by hedging our proprietary positions so that changes in market prices do not materially change the value of our securities; however, our hedging strategy may not be effective and may expose us to losses on these securities.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the company’s disclosure controls and procedures as of December 31, 2008. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing the operational effectiveness of the Company’s internal control over financial reporting. The results of its assessment were reviewed with the Audit Committee of the Board of Directors.

Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its attestation report on the effectiveness our internal controls over financial reporting as of December 31, 2008. The attestation report is included in this section of the Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
optionsXpress Holdings, Inc.:

We have audited optionsXpress Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). optionsXpress Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, optionsXpress Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of optionsXpress Holdings, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 2, 2009

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held June 2, 2009, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

Page
Number	Description

F-1	Index to Consolidated Financial Statements
F-2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
F-3	Consolidated Statements of Financial Condition at December 31, 2008 and 2007
F-4	Consolidated Statements of Operations at December 31, 2008, 2007 and 2006
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
F-7	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Page

Schedule I — Condensed Financial Information of Registrant	S-1

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable, or is shown in the consolidated financial statements or notes thereto.

(a)(3) See attached Exhibit Index.

(b) Exhibits. See attached Exhibit Index.

(c) none

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

OPTIONSXPRESS HOLDINGS, INC.

By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ RONALD L. WETZEL
Ronald L. Wetzel
Controller

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

/s/ JAMES A. GRAY James A. Gray	Chairman of the Board

/s/ NED W. BENNETT Ned W. Bennett	Director

/s/ HOWARD C. DRAFT Howard C. Draft	Director

/s/ BRUCE R. EVANS Bruce R. Evans	Director

/s/ DAVID A. FISHER David A. Fisher	Director

/s/ STEVEN FRADKIN Steven Fradkin	Director

/s/ MICHAEL SOENEN Michael Soenen	Director

/s/ S. SCOTT WALD S. Scott Wald	Director

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of optionsXpress Holdings, Inc.(8)
3.2	Amended and Restated By-laws of optionsXpress Holdings, Inc.(1)
4.1	Certificate of Common Stock of optionsXpress Holdings, Inc.(2)
10.1	Restricted Stock Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(1)(4)
10.2	Management Rights Agreement, dated January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P.(1)
10.3	optionsXpress, Inc. 2001 Equity Incentive Plan(1)
10.4	Form of optionsXpress Holdings, Inc. 2005 Equity Incentive Plan(1)
10.5	Form of optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan(1)
10.6	Amended and Restated Retention Agreement, by and between optionsXpress, Inc. and James A. Gray dated January 3, 2007(3)
10.7	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett(1)(4)
10.8	Form of Indemnification Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and its directors(1)
10.9	Amended and Restated 2005 Employee Stock Purchase Plan, incorporated by reference to the Report on Form 8-K, filed May 17, 2005(4)
10.10	optionsXpress Holdings, Inc, Stock Purchase Agreement, dated as of February 13, 2008, by and among Ned Bennett and optionsXpress Holdings, Inc.(5)
10.11	Employment Agreement, dated as of April 18, 2008, by and between optionsXpress Holdings, Inc. and David Fisher(4)(6)
10.12	Employment Agreement, dated as of April 18, 2008, by and between optionsXpress Holdings, Inc. and Adam DeWitt(4)(6)
10.13	optionsXpress Holdings, Inc. 2008 Equity Incentive Plan, as amended(7)
21.1	Subsidiaries of optionsXpress Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-1/A filed January 7, 2005.

(2)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-1/A, filed January 24, 2005.

(3)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Annual Report on Form 10-K filed February 29, 2008.

(4)	Management Contract

(5)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed February 14, 2008.

(6)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed April 22, 2008.

(7)	Incorporated by reference to Appendix A to optionsXpress Holdings, Inc. Proxy Statement filed April 18, 2008, as amended in optionsXpress Holdings, Inc. Proxy Statement filed May 13, 2008.

(8)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Annual Report on Form 10-K filed March 30, 2006.

optionsXpress Holdings, Inc.

Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
optionsXpress Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of optionsXpress Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of optionsXpress Holdings, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), optionsXpress Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 2, 2009

optionsXpress Holdings, Inc.

Consolidated Statements of Financial Condition

	December 31
	2008	2007
	(In thousands)

ASSETS
Cash and cash equivalents	$114,450	$70,492
Cash and investments segregated in compliance with federal regulations	427,669	599,059
Receivables from brokerage customers, net	137,502	207,417
Receivables from brokers, dealers, and clearing organizations	15,621	37,044
Investments in securities	89,937	158,175
Deposits with clearing organizations	108,409	28,334
Fixed assets (net of accumulated depreciation and amortization of $15,376 and $8,984 at December 31, 2008 and 2007, respectively)	12,979	12,878
Goodwill	44,234	28,616
Other intangible assets, net	4,569	3,900
Other assets	16,963	9,596

Total assets	$972,333	$1,155,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables to brokerage customers	$675,872	$851,130
Payables to brokers, dealers and clearing organizations	293	8,002
Accounts payable and accrued liabilities	28,253	15,734
Current and deferred income taxes	25	2,937

Total liabilities	704,443	877,803
Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 58,780 and 63,026 issued and outstanding at December 31, 2008 and 2007, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	28,555	108,064
Accumulated other comprehensive (loss) income	(1,340)	49
Retained earnings	240,669	169,589

Total stockholders’ equity	267,890	277,708

Total liabilities and stockholders’ equity	$972,333	$1,155,511

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2008	2007	2006
	(In thousands, except per share data)

Revenues
Commissions	$167,562	$153,913	$123,305
Interest revenue and fees	46,956	62,493	30,781
Interest expense	(1,794)	(7,015)	(1,440)

Net interest revenue and fees	45,162	55,478	29,341
Other brokerage-related revenue	30,832	35,389	33,816
Other income	3,002	2,250	470

Net revenues	246,558	247,030	186,932
Expenses
Compensation and benefits	28,571	26,499	21,510
Brokerage, clearing, and other related expenses	27,675	19,910	21,583
Advertising	20,716	14,816	7,454
Quotation services	6,594	7,579	5,688
Depreciation and amortization	7,423	5,710	3,394
Technology and telecommunication	4,226	3,593	2,969
Other	10,030	9,374	7,447

Total expenses	105,235	87,481	70,045

Income before income taxes	141,323	159,549	116,887
Income taxes	51,008	61,830	45,158

Net income	$90,315	$97,719	$71,729

Earnings per common share:
Basic	$1.49	$1.55	$1.15
Diluted	$1.49	$1.55	$1.15
Weighted-average number of common shares:
Basic	60,566	62,923	62,319
Diluted	60,720	63,131	62,612
Dividends declared per share	$0.32	$0.25	$0.20

See accompanying notes

optionsXpress Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

			Series A			Accumulated
			Convertible		Additional	Other
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total
	(In thousands)

Balance, January 1, 2006	62,101	$6	—	$—	$90,176	$(13)	$28,350	$118,519
Tax benefit (Note 19)	—	—	—	—	694	—	—	694
Stock options expensed	—	—	—	—	1,452	—	—	1,452
Employee stock purchase plan	1	—	—	—	21	—	—	21
Stock option exercises	284	—	—	—	840	—	—	840
Dividend declared	—	—	—	—	—	—	(12,468)	(12,468)
Net income	—	—	—	—	—	—	71,729	71,729
Currency translation adjustment	—	—	—	—	—	17	—	17
Unrealized gain on investments in securities	—	—	—	—	—	24	—	24

Total comprehensive income	—	—	—	—	—	41	71,729	71,770

Balance, December 31, 2006	62,386	$6	—	$—	$93,183	$28	$87,611	$180,828
Tax benefit (Note 19)	—	—	—	—	510	—	—	510
Stock options expensed	—	—	—	—	1,863	—	—	1,863
Employee stock purchase plan	2	—	—	—	43	—	—	43
Stock option exercises	124	—	—	—	1,315	—	—	1,315
Stock issued in acquisition	505	—	—	—	11,150	—	—	11,150
Issuances of common stock	9	—	—	—	—	—	—	—
Dividend declared	—	—	—	—	—	—	(15,741)	(15,741)
Net income	—	—	—	—	—	—	97,719	97,719
Currency translation adjustment	—	—	—	—	—	21	—	21

Total comprehensive income	—	—	—	—	—	21	97,719	97,740

Balance, December 31, 2007	63,026	$6	—	$—	$108,064	$49	$169,589	$277,708
Tax benefit (Note 19)	—	—	—	—	(19)	—	—	(19)
Stock options expensed	—	—	—	—	2,574	—	—	2,574
Employee stock purchase plan	3	—	—	—	41	—	—	41
Stock option exercises	22	—	—	—	222	—	—	222
Stock repurchases	(4,537)	—	—	—	(87,537)	—		(87,537)
Stock issued in acquisition	235	—	—	—	5,210	—	—	5,210
Issuances of common stock	31	—	—	—	—	—	—	—
Dividend declared	—	—	—	—	—	—	(19,235)	(19,235)
Net income	—	—	—	—	—	—	90,315	90,315
Change in unrealized loss on available for sale securities, net of tax of $777	—	—	—	—	—	(1,311)	—	(1,311)
Currency translation adjustment, net of tax of $16	—	—	—	—	—	(78)	—	(78)
Total comprehensive income	—	—	—	—	—	(1,389)	90,315	88,926

Balance, December 31, 2008	58,780	$6	—	$—	$28,555	$(1,340)	$240,669	$267,890

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2008	2007	2006
	(In thousands)

Operating activities
Net income	$90,315	$97,719	$71,729
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,423	5,710	3,394
Stock-based compensation	2,574	1,863	1,452
Deferred income taxes	(536)	(73)	(439)
Loss (gain) from investment in non-consolidated affiliate	7	(359)	(53)
Loss from abandonment of fixed assets	—	94	—
Unrealized loss (gain), deferred rent and other	39	541	—
Payment for lease incentives	—	116	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	219,878	(224,430)	(280,703)
Receivables from brokerage customers, net	69,948	(67,571)	(139,080)
Receivable from brokers, dealers and clearing organizations	21,501	(15,119)	(9,836)
Investments in securities	2,500	—	—
Deposits with clearing organizations	(80,075)	9,781	(38,115)
Other assets	(5,354)	(3,569)	(437)
Increase (decrease) in:
Payables to brokerage customers	(221,162)	283,361	476,521
Payables to brokers, dealers and clearing organizations	(7,709)	(9,420)	17,422
Accounts payable and accrued liabilities	10,937	5,125	2,178
Current income taxes	(3,788)	(626)	2,964

Net cash provided by operating activities	106,498	83,143	106,997
Investing activities
Purchases of investments in securities	(20,600)	(168,500)	(74,275)
Proceeds from sales and maturities of investments in securities	84,250	128,400	51,499
Purchases and development of computer software	(3,794)	(2,528)	(2,264)
Purchases of fixed assets	(1,949)	(8,423)	(3,661)
Loan to non-affiliates	(1,000)	500	(972)
Dividend from affiliate	211	—	—
Cash used in acquisition	(13,130)	(24,817)	(79)

Net cash provided by (used in) investing activities	43,988	(75,368)	(29,752)
Financing activities
Exercise of stock options	222	1,315	840
Excess tax benefit for stock-based compensation	(19)	510	694
Purchases through employee stock purchase plan	41	43	21
Stock repurchases	(87,537)	—	—
Dividends paid	(19,235)	(15,741)	(12,468)

Net cash used in financing activities	(106,528)	(13,873)	(10,913)

Net increase (decrease) in cash and cash equivalents	43,958	(6,098)	66,332
Cash and cash equivalents, beginning of year	70,492	76,590	10,258

Cash and cash equivalents, end of year	$114,450	$70,492	$76,590

Supplemental disclosure of cash flow information:
Income taxes paid	$55,342	$62,060	$41,944
Interest paid	1,794	7,015	1,450
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation gain (loss)	$(94)	$21	$17
Non-cash change in unrealized gain (loss) on available for sale investments in securities	(2,088)	—	24
Issuance of stock in acquisition	$5,210	$11,150	—

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

Nature of Operations

The Company provides Internet-based option, futures, stock, mutual fund and fixed-income brokerage services to retail customers located throughout the United States and certain foreign countries.

optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), Securities Investor Protection Corporation, the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the Boston Options Exchange, the American Stock Exchange, NYSE Arca Exchange, and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of FINRA. In addition, optionsXpress, Inc., brokersXpress LLC and Open E Cry, LLC (“OEC” or “Open E Cry”) are registered with the Commodity Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is registered with the Investment Dealers Association. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets.

The Company provides clearing and execution services for optionsXpress, Inc. customers and to all of the Company’s introducing broker-dealer subsidiaries with the exception of optionsXpress Canada Corp., which receives clearing services from the National Bank Correspondent Network. As the clearing broker, optionsXpress, Inc. maintains custody and control over the assets in those customers’ accounts and provides back office functions including: maintaining customer accounts; extending credit in margin accounts; settling stock and bond transactions with the DTCC and option transactions with the OCC; settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds and transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers. Except for its Canadian customers, the Company clears all of its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with two clearing futures commission merchants. optionsXpress, Inc also maintains a facilities management agreement with a clearing futures commission merchant. In addition, the Company clears its Canadian futures account transactions as a non-clearing futures commission merchant through an omnibus account arrangement and a facilities management agreement with a separate clearing futures commission merchant.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions regarding the valuation of certain investments, the capitalization of internally developed software and other matters affecting the consolidated

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

financial statements and the accompanying notes for the years presented. Actual results could differ from management’s estimates.

Commissions

The Company derives commission revenues from customer transactions in option, futures, stock, mutual fund, fixed income and insurance related products. Commission revenues and related brokerage and clearing costs are recognized on a trade-date basis.

Net Interest Revenue and Fees

Interest revenue and fees consist primarily of interest on investments, fees generated by money market funds held by customers, the income generated by charges to customers on margin balances and customer cash held and invested by the Company, net of interest paid to customers on their credit balances. Interest revenue and fees are recorded on an accrual basis.

Other Brokerage-Related Revenue

The Company receives payment for order flow from exchanges and liquidity providers where its customers’ orders are routed. Payment for order flow is accrued for when earned based on the respective trades generating such payments.

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs. The Company did not capitalize any production costs associated with broadcast advertising for 2006, 2007 and 2008.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on derecognition, interest and penalties, accounting in interim periods, disclosure and transition.

Uncertain tax positions are initially recognized in the financial statements when they are more likely than not to be sustained upon examination by the respective tax authorities. The Company recognizes interest and penalties pertaining to income tax related issues as an income tax expense in the consolidated statement of operations.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash and money market funds held at banks and other financial institutions.

Investments in Securities

The Company’s investments in securities consist of auction rate securities (“ARS”) backed by student loans issued under the FFELP program.

Trading.  All securities in the Company’s broker-dealer subsidiaries are classified as trading securities. ARS that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in the consolidated statement of operations. Realized gains and losses on the sale of investments are recorded in other income, net. In February 2008, the Company transferred $107,575 of ARS from one of its broker-dealer subsidiaries to optionsXpress Holdings, Inc.

In November 2008, the Company accepted an offer from UBS, entitling it to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS Put Right”). The UBS Put Right is also included in the Company’s investments in securities. During the fourth quarter of fiscal 2008, the Company reclassified ARS sold by UBS from available-for-sale to trading securities and elected the fair value option under SFAS No. 159 for the UBS Put Right, designating it as a trading security.

Available-for-sale.  The Company designates ARS not sold by UBS and held at optionsXpress Holdings, Inc. as available-for-sale and these ARS are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income.

Other-than-temporary impairment.  All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than temporary. The Company considers various factors in determining whether an impairment is other-than temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the ability and intent of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is recorded as an impairment charge in the consolidated statement of operations. Impairments that the Company concludes are temporary are recorded in accumulated other comprehensive loss. During the year ended December 31, 2008, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

Cash and Investments Segregated in Compliance with Federal Regulations

Cash segregated in compliance with federal regulations consists of interest-bearing cash deposits from customers’ security accounts held in a special reserve bank account according to Rule 15c3-3 of the Securities Exchange Act of 1934, interest-bearing cash deposits and United States Treasury securities that have been segregated or secured for the benefit of futures customers according to the regulations of the CFTC governing a futures commission merchant.

Fixed Assets

Fixed assets consist of furniture and equipment, leasehold improvements, and computer software. Fixed assets are carried at cost, less accumulated depreciation and amortization. The Company depreciates all

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Securities Borrowed

Securities borrowed transactions are recorded at the amount of cash collateral advanced. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash or other securities. For these transactions, the fees received by the Company are recorded in the consolidated statement of operations as interest revenue and fees.

Customer Transactions

Customer asset and liability balances related to their securities activity, excluding futures activity, are recorded on a settlement date basis. Revenues and expenses related to customer transactions are recorded on a trade date basis. Securities owned by customers, including those that collateralize margin or similar transactions, are not reflected in the consolidated statement of financial condition. Customer asset and liability balances, along with the respective revenue and expenses, related to futures activity are recorded on a trade date basis.

Stock-Based Compensation

Stock-based compensation is recognized over the requisite service period of granted awards which is the vesting period of such awards. The stock-based compensation for each award is calculated based on the grant-date fair value of each award, net of estimated forfeitures, according to SFAS No. 123R.

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

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non- financial liabilities that are not remeasured at fair value in the financial statements on a recurring basis (at least annually). These include goodwill and other indefinite lived intangible assets. The Company adopted FSP 157-2 effective January 1, 2008. The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on its financial condition, results of operation, or cash flows since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

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

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities requiring entities to provide enhanced disclosures with the intent to provide users of financial statements with a better understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Therefore, SFAS No. 161 will be effective for the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to United States Auditing Standards Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

4.	Business Acquisitions

On July 1, 2008, the Company acquired Paragon Futures Group, Inc. (“Paragon”), the sole member of OEC, a Delaware corporation based in Ohio. The Company purchased 100% of the shareholder interest of Paragon in exchange for 235 shares of the Company’s common stock, cash of approximately $12,400, net of working capital acquired, and the assumption of certain liabilities. There may also be additional consideration payable based on future performance of OEC. OEC is an innovative futures broker offering direct access futures trading through its proprietary software platform, OEC Trader.

The Company’s consolidated financial statements include the results of operations for OEC beginning on July 1, 2008. The preliminary purchase price of the OEC acquisition of $18,489 includes $15,212 in acquired goodwill and $1,700 in acquired intangible assets. The acquired intangible assets include $1,310 in customer relationships that will be amortized on a straight-line basis over five years and $390 in a trade name that is deemed to have an indefinite life. The purchase price is preliminary due to estimates included in the closing date acquisition costs.

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

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Investments in Securities

The following table summarizes available-for-sale investments at December 31, 2008:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses(1)	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$27,900	$(2,088)	$25,812

		$27,900	$(2,088)	$25,812

The following table summarizes marked-to-market investments at December 31, 2008:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses(2)	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$64,125	$(4,446)	$59,679
Maturity less than ten years	UBS Put Right	$—	$4,446	$4,446

		$64,125	$—	$64,125

(1)	Unrealized loss is reported within consolidated other comprehensive income.

(2)	Unrealized gain (loss) is reported within the consolidated statement of operations.

The following table summarizes available-for-sale investments at December 31, 2007:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$86,475	$—	$86,475

		$86,475	$—	$86,475

The following table summarizes marked-to-market investments at December 31, 2007:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$71,700	$—	$71,700

		$71,700	$—	$71,700

6.	Receivables from Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations consisted of the following at December 31:

	2008	2007

Deposits for securities borrowed	$8,364	$30,529
Securities failed to deliver	2,917	152
Other receivables from brokers, dealers and clearing organizations	4,340	6,363

	$15,621	$37,044

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Fixed Assets

Fixed assets, including capitalized software development costs, consisted of the following at December 31:

	2008	2007

Furniture and equipment	$13,484	$11,468
Leasehold improvements	4,127	4,077
Computer software	10,744	6,317

	28,355	21,862
Less accumulated depreciation and amortization	(15,376)	(8,984)

	$12,979	$12,878

As of December 31, 2008 and 2007, the cost of internally developed software, included in computer software, was $7,523 and $4,966, respectively. The respective accumulated amortization related to internally developed software was $4,071 and $2,157.

8.	Goodwill

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill:

Balance, January 1, 2007	$79
Goodwill recorded in purchase of XpressTrade (Note 4)	28,537

Balance, December 31, 2007	$28,616
Goodwill adjustment recorded in purchase price allocation of XpressTrade (Note 4)	406
Goodwill recorded in purchase of OEC (Note 4)	15,212

Balance, December 31, 2008	$44,234

In performing the annual impairment test, the Company utilized quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company’s reporting units, if applicable, based on operating revenues, and was compared to the carrying value of the reporting unit. No impairment of goodwill was determined for the years ended December 31, 2008 and 2007. The Company amortizes goodwill for income tax purposes on a straight-line basis over a period of fifteen years.

9.	Other Intangible Assets, Net

Other intangible assets consist of the following:

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships	$5,810	$(1,931)	$3,879
Trade name	690	—	690

	$6,500	$(1,931)	$4,569

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships	$4,500	$(900)	$3,600
Trade name	300	—	300

	$4,800	$(900)	$3,900

The customer relationships intangible assets are being amortized on a straight-line basis over its estimated useful life of five years. The Company evaluates the remaining useful life on an annual basis to determine if events or trends warrant a revision to the remaining period of amortization. There have been no revisions to the original useful life estimate. The other intangible asset associated with the trade name is not subject to amortization since this intangible asset has an indefinite life.

Amortization expense for other intangible assets was $1,031 and $900 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, the estimated future intangible asset amortization expense for calendar years 2009 through 2011 will be $1,162 for each year. The estimated amortization expense for calendar year 2012 and 2013 will be $262 and $131, respectively.

The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s finite lived other intangible asset was evaluated by comparing the discounted cash flows associated with the asset to the asset’s carrying amount. No impairment of other intangible assets was determined for the year ended December 31, 2008.

10.	Fair Value of Financial Instruments

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

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold but not yet purchased, at fair value:

	December 31,	December 31,
	2008	2007

Financial instruments owned, at fair value:
Money market funds included in cash and cash equivalents	$61,393	$5,868
U.S. treasury securities included in cash and investments segregated
in compliance with federal regulations	1,000	—
Auction rate securities included in investments in securities	85,490	158,175
UBS Put Right included in investments in securities	4,447	—
U.S. treasury securities included in deposits with clearing organizations	16,018	18,508
Money market funds included in deposits with clearing organizations	50,000	—
Corporate equities and derivatives included in other assets	8,050	1,057

	$226,398	$183,608

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accounts payables and accrued liabilities	$11,411	$578

	$11,411	$578

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

As required by SFAS No. 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Company’s financial instruments owned, at fair value, including $4,957 of

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

investments in securities that are pledged as collateral for the Company’s letter of credit, and financial instruments sold but not yet purchased at fair value as of December 31, 2008:

	Level 1(1)	Level 2	Level 3(2)	Total

Financial instruments owned, at fair value:
Money market funds included in cash and cash equivalents	$61,393	$—	$—	$61,393
U.S. treasury securities included in cash and investments segregated in compliance with federal regulations	1,000	—	—	1,000
Investments in securities	—	—	89,937	89,937
U.S. treasury securities included in deposits with clearing organizations	16,018	—	—	16,018
Money market funds included in deposits with clearing organizations	50,000	—	—	50,000
Corporate equities and derivatives included in other assets	8,050	—	—	8,050

	$136,461	$—	$89,937	$226,398

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accounts payables and accrued liabilities	$11,411	$—	$—	$11,411

	$11,411	$—	$—	$11,411

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities.

(2)	Level 3 assets represent 39.7% of all assets measured at fair value.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities-
Assets

Balance, January 1, 2008	$—
Total gains/(losses), realized and unrealized(1)	(2,088)
Purchases, issuances, sales and settlements	(15,550)
Transfers in/(out) of Level 3	107,575

Balance, December 31, 2008	$89,937

(1)	See Footnote 5 for details on recognized unrealized loss.

The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the FFELP. The Company’s ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. Failed auctions limit liquidity

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. The Company has reclassified all of its investments in ARS from short-term investments to investments in securities as a result of the uncertainty of when these ARS could be successfully liquidated.

The Company’s ARS portfolio consists entirely of securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of the Company’s ARS are AAA-rated, with the exception of two issues totaling $6,000 in par value, and all of the Company’s ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, the Company has no reason to believe that any of the underlying issuers of its ARS will have difficulty satisfying the terms of the indentures or the underlying credit quality of the assets backing its ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $15,550 of the Company’s ARS securities have been redeemed by issuers at par. The Company believes it has the ability, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.

At December 31, 2008, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under SFAS No. 157 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company calculates the income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Some of these assumptions include credit quality, long-term contractual interest rates paid by the issuers in the event of auction failures, estimates of the economic life of the ARS including the probability of the ARS being called or becoming liquid prior to the final maturity and the fair market interest rates for the ARS.

For the economic life of the ARS, the Company relied on estimates based in part on issuer statements regarding the intent and likelihood of the ARS being redeemed or refinanced, the economic life of the loans currently outstanding in the trusts and observed redemption and refinance activity throughout 2008. Based on the Company’s analysis, the weighted average economic life was estimated to be approximately four to five years. For the current yield of the ARS, the Company used the long-term default rates as described in the indentures of the individual ARS, which were then adjusted for the expected tax benefit. For the fair market interest rates used in its discounting analysis, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 250bps-300bps over the London Interbank Offered Rate. The Company also relied upon the indentures underlying the ARS and other market information in determining these assumptions.

Of the $92,025 par value of ARS as of December 31, 2008, $64,125 were sold by UBS AG (“UBS”) and have been classified as trading securities. In November 2008, the Company accepted an offer from UBS, entitling it to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS Put Right”). Prior to June 30, 2010, UBS is offering no net cost loans using the Company’s eligible ARS as collateral to provide interim liquidity. In accepting the offer, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails.

UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. The Company has adopted the fair value option election under SFAS No. 159 to classify the UBS Put Right and the ARS sold by UBS as trading securities. The Company’s calculation of fair value of the ARS sold by UBS at December 31, 2008 implied an impairment of $4,447, which has been recorded as an unrealized loss in other income on the consolidated

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

statement of operations. This impairment has been substantially offset by a realized gain in the value of the UBS Put Right. The fair value of the ARS held at UBS is $59,678. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, the Company may incur losses on these ARS.

The remaining $27,900 in par value ARS were sold by another investment advisor, who has not made an offer similar to UBS and the Company has therefore continued to classify them as available-for-sale securities. The Company’s calculation of fair value of the ARS not held at UBS at December 31, 2008 implied an impairment of fair value of $2,088, which has been recorded in other comprehensive income, and the carrying fair value of those ARS was $25,812. If the market conditions deteriorate further, the Company may be required to record additional unrealized losses in other comprehensive income or take impairment charges. The Company may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

11.	Other Assets

Other assets consisted of the following at December 31:

	2008	2007

Interest receivable	$1,203	$3,313
Loans receivable	3,228	2,500
Prepaid expenses	1,212	1,318
Investment in non-consolidated subsidiary	505	816
Securities owned, at fair value	8,050	1,113
Other	2,765	536

	$16,963	$9,596

12.	Payables to Brokers, Dealers and Clearing Organizations

Amounts payable to brokers, dealers and clearing organizations consisted of the following at December 31:

	2008	2007

Payables to clearing organizations	$—	$7,183
Securities failed to receive	293	819

	$293	$8,002

13.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31:

	2008	2007

Accrued employee compensation	$2,323	$2,988
Deferred rent	2,668	3,008
Accounts payable	151	1,361
Securities sold, at fair value	11,411	603
Other accrued expenses	11,700	7,774

	$28,253	$15,734

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Commitments, Contingencies, and Guarantees

Commitments

The Company leases office space and equipment under non-cancelable operating lease agreements that expire on various dates through May 2015. In 2007, the Company entered into a new lease agreement for space which the Company is using as its new corporate headquarters. The lease term is for a period of eight years which began in June 2007. The aggregate future rent payments for the term of the lease, approximately $8,100, are included in the table below.

Future aggregate minimum annual lease commitments, exclusive of additional payments that may be required for certain increases in operating costs, are as follows:

December 31,

2009	1,292
2010	1,301
2011	1,330
2012	1,306
2013	1,229
2014	1,171
2015	471

$8,100

The rent expense for all office space during the years ended December 31, 2008, 2007, and 2006, totaled $941, $1,277 and $550, respectively.

The Company enters into agreements to purchase telecommunications and data services from various service providers. These agreements expire on various dates through August 2010. The fixed and determinable portions of these obligations are $3,411 and $400 for the years ended December 31, 2009 and 2010 respectively. The expenses incurred related to these service agreements during the years ended December 31, 2008, 2007, and 2006, were $1,990, $1,541 and $1,624, respectively.

Credit Facility

To support its self-clearing activities, the Company established in June 2007 an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA. Any outstanding balances on this credit facility would be callable on demand. The Company anticipates that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of December 31, 2008, there was no balance outstanding on this credit facility.

General Contingencies

The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2008, the Company had $132,203 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.

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

Other assets and other liabilities on the consolidated statements of financial condition include premiums on unrealized gains and losses for written and purchased option contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that is does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at December 31, 2008, at fair values of the related securities and will incur loss if the fair value of the securities increases subsequent to December 31, 2008.

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

The Company provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no material losses related to these guarantees have been recognized in the accompanying consolidated financial statements.

The Company guaranteed a SG$7,500 (approximately US$5,201 as of December 31, 2008) letter of credit issued to the Monetary Authority of Singapore in connection with its subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore. The Company pledged $4,957 of ARS investments, at fair value, to guarantee this letter of credit.

15.	Capitalization

Common Stock

At December 31, 2008 and 2007, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 58,780 and 63,026 shares were issued and outstanding at December 31, 2008 and 2007, respectively.

Preferred Stock

At December 31, 2008 and 2007, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. No preferred shares were issued and outstanding as of December 31, 2008.

Dividends

The Company has declared and paid dividends totaling $19,235, $15,741 and $12,468 during the years ended December 31, 2008, 2007, and 2006, respectively, to all common stockholders of record.

Dividends per share for each class of shares were as follows:

	2008	2007	2006

Common stock:
March 31	$0.0800	$0.0625	$0.0500
June 30	0.0800	0.0625	0.0500
September 30	0.0800	0.0625	0.0500
December 31	0.0800	0.0625	0.0500

16.	Employee Benefit Plan

optionsXpress, Inc. maintains a 401(k) savings plan covering all eligible employees of optionsXpress, Inc. and brokersXpress, LLC. Discretionary contributions may be made to the plan although no such contributions have been made to the plan for the years ended December 31, 2008, 2007, and 2006.

17.	Employee Stock Purchase Plan

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

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Equity Incentive Plans

The Company maintains three equity incentive plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan. Under the terms of the Plans, the Parent may grant eligible employees, directors, and other individuals performing services for the Company various equity incentive awards up to 3,750 shares of options, restricted stock, or deferred shares. No restricted stock has been issued under this Plan.

The Company’s total compensation expense related to stock options and deferred stock included in the consolidated statement of operations and consolidated changes in stockholder’s equity was $2,574 for the year ended December 31, 2008. As of December 31, 2008, the compensation expense related to stock options and deferred shares not yet vested and not yet recognized was estimated to be $4,668. Based on management’s estimate, the fair value at the date of grant for options and deferred shares granted during the years ended December 31, 2008, 2007 and 2006 was $5,732, 5,621 and $11,025 respectively

Options

The vesting schedule for each option grant is set by the Company. During 2008, all employee option grants had a vesting schedule of five years. In general, one-fifth of the options become exercisable on the first anniversary date following the grant. The remaining four-fifths become exercisable over the remaining four years. All options expire ten years after the date of the grant.

The following table summarizes the stock option activities of the Plan for the year ended December 31, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(years)	Value

Outstanding, January 1	785	$19.41
Granted to employees	393	23.49
Exercised by employees	(22)	9.93
Forfeited by employees	(13)	26.82

Outstanding, December 31	1,143	$20.92	7.14	$1,057

Exercisable, December 31	461	$16.24	6.26	$1,057

The following table summarizes the options outstanding and exercisable at December 31, 2008:

		Options Outstanding			Options Exercisable
				Weighted-		Weighted-
Range of			Remaining	Average	Number of	Average
Exercise Prices			Contractual	Exercise	Options	Exercise
Low	High	Number	Life (Years)	Price	Exercisable	Price

$ —	$15.00	204	5.15	$8.28	193	$7.95
$15.00	$20.00	179	7.10	17.24	107	16.36
$20.00	$22.50	144	8.79	21.85	17	21.22
$22.50	$25.00	369	7.02	24.08	66	24.46
$25.00	$30.00	156	8.26	27.16	50	27.49
$30.00	$35.00	91	7.65	31.51	27	31.00

		1,143	7.14	$20.92	460	$16.24

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006 was $9.84, $10.47 and $13.95, respectively. The total intrinsic value of options exercised during the years 2008, 2007 and 2006 was $308, $2,037 and $7,396, respectively. The compensation expense for the stock options is expected to be recognized over a weighted average period of 3.42 years.

The fair market value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The model takes into account the stock price and exercise price at the grant date and the following assumptions for the years ended December 31:

	2008	2007	2006

Risk-free interest rate	3.1%	4.3%	4.6%
Expected volatility	46%	35%	42%
Annual dividend yield	1.5%	1.0%	1.0%
Expected life	7.5 years	7.5 years	7.5 years

The risk-free interest rate assumption is based on the rate available on zero-coupon U.S. government issues with a remaining term similar to the expected life of the options. The expected volatility assumptions are based on the implied volatility of the Company’s stock in 2008, 2007 and 2006. The annual dividend yield is based on the percentage of the dividend paid to the average stock price in each year. The expected life is based on the average of the vesting and contractual period.

Deferred Shares

The vesting schedule for each deferred shares grant is set by the Company. During 2008, employee deferred shares granted had a vesting schedule of either two or five years. The grants that vest over two years vest 50% after one year and 50% after the second year. The grants that vest over five years vest one-fifth on the first anniversary date following the grant and four-fifths vest over the remaining four years.

The following table summarizes the deferred shares activities of the Plan for the year ended December 31, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Remaining Life	Intrinsic
	Shares	Fair Value	(years)	Value

Nonvested, January 1	101	$26.09
Granted to employees	92	20.07
Released to employees	(31)	25.93
Forfeited by employees	(1)	25.52

Nonvested, December 31	161	$22.64	1.68	$2,150

This compensation expense for the deferred shares is expected to be recognized over a weighted average period of 2.96 years. The total fair value of deferred shares that vested during the year ended December 31, 2008 and 2007 was $671 and $209, respectively. No deferred shares vested during the year ended December 31, 2006.

19.	Regulatory Requirements

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

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

As of December 31, 2008, optionsXpress, Inc. had net capital requirements of $8,945 and net capital of $76,019. As of December 31, 2007, optionsXpress, Inc. had net capital requirements of $7,184 and net capital of $99,555. All of the Company’s other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.

20.	Income Taxes

The components of income tax expense (benefit) were:

	Years Ended December 31
	2008	2007	2006

Current:
Federal	$46,089	$49,741	$36,860
State	4,526	11,671	8,737
Foreign	932	491	—

	51,547	61,903	45,597
Deferred:
Federal	(386)	(113)	(375)
State	(153)	40)	(64)

	(539)	(73)	(439)

Total income tax expense	$51,008	$61,830	$45,158

The effective tax rate differs from the statutory federal income tax rate principally due to state income taxes. A reconciliation of the statutory federal income tax rate to the effective tax rate applicable to pre-tax income was as follows:

	Years Ended December 31
	2008	2007	2006

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	2.1	4.8	4.8
Other	(1.0)	(1.0)	(1.2)

	36.1%	38.8%	38.6%

The decrease in the state income tax effective rate is the result of a change in the Illinois income tax apportionment laws.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	December 31
	2008	2007	2006

Deferred tax assets:
Stock-based compensation	$1,588	$1,006	$506
Deferred rent	990	1,196	—
Unrealized loss	777	—	—
Accrued liabilities	807	—	—
Other deferred tax assets	330	464	—

Total deferred tax assets	4,492	2,666	506

Deferred tax liabilities:
Property and intangible assets	(3,311)	(2,707)	(751)
Other deferred tax liabilities	(450)	(556)	(425)

Total deferred tax liabilities	(3,761)	(3,263)	(1,176)

Net deferred tax asset (liabilities)	$731	$(597)	$(670)

On December 31, 2007, the Company had a liability of $100 for unrecognized tax benefits on foreign tax positions. During the year, there were no increases or decreases in unrecognized tax benefits. Therefore, the Company had a liability of $100 for unrecognized tax benefits at December 31, 2008.

Currently, the Company estimates that the unrecognized tax benefits liability balance will not significantly change during 2009. The Company recognizes potential accrued interest and penalties pertaining to income tax related issues as an income tax expense. The Company believes it is no longer subject to U.S. federal and state income tax examinations for the years prior to 2004. The amount of deferred income tax benefit allocated to the components of other comprehensive income was $793, as of December 31, 2008.

The Company received income tax benefits for income taxes paid in foreign jurisdictions. Subject to certain restrictions, the Company is entitled to U.S. foreign tax credit for the amount of income taxes paid in these foreign jurisdictions. Any foreign tax credit that can not be claimed in the current year can be carried forward for a maximum period of ten years. Any foreign tax credits that can not be claimed in the current year will expire in 8 to 10 years The Company also received income tax benefits related to the exercise of non-qualified stock options. The Company is entitled to a deduction for income tax purposes of the amount that employees report as ordinary income on these non-qualified stock options. The tax benefit relating to this tax deduction for the years ended December 31, 2008, 2007 and 2006 was $288, $510 and $694, respectively.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

21.	Earnings Per Share

The computations of basic and diluted EPS were as follows:

	Years Ended December 31
	2008	2007	2006

Reported net income	$90,315	$97,719	$71,729

Weighted-average number of common shares outstanding — basic	60,566	62,923	62,319
Effect of dilutive securities	154	208	293

Weighted-average number of common shares outstanding — diluted	60,720	63,131	62,612

Basic EPS	$1.49	$1.55	$1.15
Diluted EPS	$1.49	$1.55	$1.15

22.	Related Party Transactions

The Company accounts for its 41% investment in oX Australia using the equity method. The Company passes through commissions earned to oX Australia and has a technology, execution and clearing services agreement with oX Australia. For the years ended December 31, 2008, 2007 and 2006, the Company passed through commissions to oX Australia of $1,913, $2,103 and $1,842, respectively, and recognized fees of $1,572, $1,574 and $1,393, respectively, relating to the execution and clearing agreement. The fees received from technology, execution and clearing services agreement is included in commission revenue. At December 31, 2008, the Company had a net payable of $90 to oX Australia. At December 31, 2007, the Company had a net payable of $111 from oX Australia.

The payment for order flow that the Company receives includes funds allocated to the Company through the exchanges various liquidity providers. One of the liquidity providers that routed funds to the Company through the CBOE is G-Bar Limited Partnership (G-Bar), a shareholder of the Company. James Gray, the Chairman of the Board of Directors of the Company, is the President of G-Bar. For the years ended December 31, 2008, 2007 and 2006 G-Bar allocated $182, $376 and $183, respectively, in funds for payment to the Company through the CBOE.

23.	Quarterly Financial Information (Unaudited)

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$60,765	$61,624	$66,852	$57,317	$246,558
Net income before income taxes	37,499	37,002	37,717	29,105	141,323
Net income	23,789	23,348	23,994	19,184	90,315
Basic earnings per share	0.38	0.39	0.40	0.32	1.49
Diluted earnings per share	0.38	0.39	0.40	0.32	1.49

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$54,728	$59,400	$64,089	$68,813	$247,030
Net income before income taxes	34,784	37,873	41,345	45,547	159,549
Net income	21,281	23,170	25,265	28,003	97,719
Basic earnings per share	0.34	0.37	0.40	0.44	1.55
Diluted earnings per share	0.34	0.37	0.40	0.44	1.55

Schedule I — Condensed Financial Information of the Registrant.

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Financial Condition

	December 31,	December 31,
	2008	2007
	(In thousands)

ASSETS
Cash and cash equivalents	$13,288	$6,063
Investments in securities	89,937	86,475
Investments in subsidiaries	158,894	187,944
Due from subsidiaries	3,013	3,312
Other assets	7,521	1,652

Total assets	$272,653	$285,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,756	$1,765
Due to subsidiaries	1,006	5,973

Total liabilities	4,762	7,738
Total stockholders’ equity	267,891	277,708

Total liabilities and stockholders’ equity	$272,653	$285,446

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	(In thousands)

Revenues
Interest income	$3,900	$2,753
Dividend income from subsidiaries	138,711	82,500
Other income	649	—

	143,260	85,253

Expenses	4,172	2,920

Income before income taxes	139,088	82,333
Income taxes	(382)	4,644

Income before equity in undistributed net income of subsidiaries	139,470	77,689
Equity in undistributed (distributed in excess of) net income of subsidiaries	(49,155)	20,030

Net income	$90,315	$97,719

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	(In thousands)

Operating activities
Net income	$90,315	$97,719
Adjustments to reconcile net income to cash provided by operating activities:
Equity distributed in excess of (in undistributed) net income of subsidiaries	49,155	(20,030)
Depreciation and amortization	26	26
Stock-based compensation	678	—
Deferred income taxes	(1,363)	(230)
Deferred rent	(339)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Investments in securities	2,500	—
Due from subsidiaries	2,196	655
Other assets	(3,754)	(926)
Increase (decrease) in:
Accounts payable and accrued liabilities	2,352	976
Due to subsidiaries	(4,967)	5,834

Net cash provided by operating activities	136,799	84,024
Investing activities
Purchases of investments in securities	(64,050)	(81,950)
Proceeds from maturities/sales of investments in securities	56,000	42,700
Equity investment in subsidiaries	(14,996)	(25,938)
Purchases and development of computer software	—	(2)

Net cash used in investing activities	(23,046)	(65,190)
Financing activities
Exercise of stock options	222	1,315
Excess tax benefit for stock- based compensation	(19)	510
Purchases through employee stock purchase plan	41	43
Stock repurchases	(87,537)	—
Dividends paid	(19,235)	(15,741)

Net cash used in financing activities	(106,528)	(13,873)

Net increase in cash	7,225	4,961
Cash and cash equivalents, beginning of year	6,063	1,102

Cash and cash equivalents, end of year	$13,288	$6,063

Supplemental disclosure of cash flow information:
Income taxes paid	$54,405	$61,995
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation gain (loss)	(94)	21
Non-cash change in unrealized loss on available for sale investments in securities	(2,088)	—
Issuance of stock in acquisition	5,210	11,150

Notes to Condensed Financial Statements (in thousands)

Cash dividends received by the Company from optionsXpress, Inc. totaled to $120,000 for the year ended December 31, 2008 and $79,000 for the year ended December 31, 2007. Cash dividends received by the Company from brokersXpress, LLC totaled to $6,000 for the year ended December 31, 2008 and $3,500 for the year ended December 31, 2007. Cash dividends received by the Company from XpressTrade, LLC, OX Australia, LLC and optionsXpress Europe, B.V. totaled to $12,000, $211 and $500, respectively, for the year ended December 31, 2008.

S-4