Form 10-Q
period 2009-03-31
optionsXpress Holdings, Inc.
filed 2009-05-11
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuit to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 1, 2009, there were 57,850,433 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$165,250	$114,450
Cash and investments segregated in compliance with federal regulations	561,594	427,669
Receivables from brokerage customers, net	115,312	137,502
Receivables from brokers, dealers and clearing organizations	9,589	15,621
Investments in securities	88,949	89,937
Deposits with clearing organizations	71,929	108,409
Fixed assets, net	12,822	12,979
Goodwill	44,234	44,234
Other intangible assets, net	6,755	4,569
Other assets	13,166	16,963

Total assets	$1,089,600	$972,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payables to brokerage customers	$789,872	$675,872
Payables to brokers, dealers and clearing organizations	493	293
Accounts payable and accrued liabilities	25,704	27,848
Current and deferred income taxes	6,681	25

Total liabilities	822,750	704,038

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 57,850 and 58,780 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	18,221	28,555
Accumulated other comprehensive loss	(1,019)	(1,340)
Non-controlling interests	56	405
Retained earnings	249,586	240,669

Total stockholders’ equity	266,850	268,295

Total liabilities and stockholders’ equity	$1,089,600	$972,333

See accompanying notes

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Commissions	$38,089	$38,929
Interest revenue and fees	4,380	14,373
Interest expense	(62)	(784)

Net interest revenue and fees	4,318	13,589
Other brokerage-related revenue	6,297	7,478
Other income	590	769

Net revenues	49,294	60,765

Expenses:
Compensation and benefits	8,374	6,659
Brokerage, clearing and other related expenses	7,190	5,018
Advertising	5,789	4,874
Quotation services	1,197	1,907
Depreciation and amortization	1,992	1,678
Technology and telecommunications	1,243	906
Other	2,302	2,170

Total expenses	28,087	23,212

Income before income taxes of consolidated companies	21,207	37,553
Income taxes	7,639	13,710

Net income of consolidated companies	13,568	23,843
Net income attributable to non-controlling interests	12	54

Net income	$13,556	$23,789

Earnings per common share:
Basic	$0.23	$0.38
Diluted	$0.23	$0.38
Weighted-average number of common shares:
Basic	58,467	62,581
Diluted	58,551	62,769
Dividends declared per share	$0.0800	$0.0800
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March	March
	31, 2009	31, 2008
Operating activities
Net income	$13,556	$23,789
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,992	1,678
Stock-based compensation	900	524
Deferred income taxes	(147)	179
Loss (gain) on investment in non-consolidated affiliate	59	(122)
Unrealized loss (gain), deferred rent and other	(712)	(162)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash segregated in compliance with federal regulations	(133,925)	81,028
Receivables from brokerage customers, net	22,190	4,338
Receivables from brokers, dealers and clearing organizations	6,032	20,871
Investments in securities	1,500	—
Deposits with clearing organizations	36,480	4,036
Other assets	1,809	(6,730)
Increase (decrease) in:
Payables to brokerage customers	114,000	(132,642)
Payables to brokers, dealers and clearing organizations	200	1,677
Accounts payable and accrued liabilities	(2,998)	3,132
Current income taxes	7,119	9,531

Net cash provided by operating activities	68,055	11,127
Investing activities
Purchases of investments in securities	—	(20,600)
Proceeds from sales and maturities of investments in securities	—	71,200
Purchases and development of computer software	(786)	(1,171)
Purchases of fixed assets	(242)	(535)
Loans to non-affiliates	—	(1,000)

Net cash (used in) provided by investing activities	(1,028)	47,894

Financing activities
Exercise of stock options	1	60
Excess tax benefit for stock-based compensation	(132)	134
Purchase of non-controlling equity interest	(1,021)	—
Stock repurchases	(10,436)	(57,142)
Dividends paid	(4,639)	(4,919)

Net cash used in financing activities	(16,227)	(61,867)

Net increase (decrease) in cash and cash equivalents	50,800	(2,846)
Cash and cash equivalents, beginning of period	114,450	70,492

Cash and cash equivalents, end of period	$165,250	$67,646

	Three Months Ended
	March	March
	31, 2009	31, 2008
Supplemental cash flow information:
Income taxes paid	$931	$3,874
Interest paid	62	784
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation gain (loss)	(82)	20
Intangible assets acquired in lieu of debt repayment	2,500	—
Non-cash change in unrealized gain on available for sale investments in securities	512	—
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
The Company follows United States generally accepted accounting principles, including certain accounting guidance used by the brokerage industry. Certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2008.
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2009 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
Nature of Operations
The Company provides internet-based options, stock, bond, mutual fund and futures brokerage services to retail customers located throughout the United States and certain foreign countries. Except for trades placed by its Canadian customers, all securities trades are cleared through the Company’s internal self-clearing operations. The Company clears its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with three futures commission merchants.
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), Securities Investor Protection Corporation, the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the Boston Options Exchange, the American Stock Exchange, NYSE Arca Exchange, and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and is a member of FINRA. In addition, optionsXpress, Inc., brokersXpress LLC and Open E Cry, LLC (“OEC”) are registered with the Commodities Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is registered with and licensed by the Investment Dealers Association. optionsXpress Singapore Pte. Ltd. (“OXS”) is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets.
2. Summary of Significant Accounting Policies
Except as described in the following paragraphs, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Business Combinations – Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will change how business combinations are accounted for and will impact the financial statements both on the acquisition date and in subsequent periods.
Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, to partially defer SFAS No. 157. FSP 157-2 deferred the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are remeasured at fair value in the financial statements on a non-recurring basis (at least annually). These non-financial assets include goodwill and other intangible assets. The Company adopted FSP 157-2 effective January 1, 2009 for non-financial assets and non-financial liabilities.
Non-controlling Interests – Effective January 1, 2009, the Company adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 has changed the accounting and reporting for minority interests, which are now classified as a component of equity. SFAS No. 160 also requires that any gain/ (loss) pertaining to non-controlling interest be classified as a separately stated adjustment to consolidated net income in the condensed consolidated statement of operations.

Derivative instruments – Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities requiring entities to provide enhanced disclosures with the intent to provide users of financial statements with a better understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedge items affect an entity’s financial position, performance and cash flows.
3. Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three inter-related FASB Staff Positions (“FSP’s”) that provide additional guidance and require enhanced disclosures regarding certain fair value measurements. FSP No. 157-4, Determining Fair Value when the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4) provides guidance for determining fair values when markets become inactive and for identifying distressed transactions. FSP No. 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2) amends the guidance for determining whether debt securities are other-than temporary impaired and requires enhanced disclosures of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. The FSP’s are effective for the interim and annual periods ending after June 15, 2009. Therefore, the Company will adopt the FSP’s for the interim period ending June 30, 2009. The adoption of the FSP’s is not expected to have a material impact on the Company’s consolidated financial statements.
4. Other Intangible Assets, Net
Other intangible assets consist of the following at March 31, 2009:

	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$8,300	$(2,235)	$6,065
Trade names	690	—	690

	$8,990	$(2,235)	$6,755

The customer relationships’ intangible assets are being amortized on a straight-line basis over their estimated useful life ranging from five to fifteen years. The Company evaluates the remaining useful life on an annual basis to determine if events or trends warrant a revision to the remaining period of amortization. There have been no revisions to the original useful life estimate. The other intangible assets associated with trade names are not subject to amortization since they are determined to have indefinite lives. In February 2009, the Company received certain intangible assets valued at $2,490 in the form of customer relationships in exchange for the forgiveness of a debt owed to the Company.
Amortization expense for other intangible assets was $304 for the three months ended March 31, 2009. The Company estimates that the amortization expense for the remainder of 2009 will be $996. The estimated future intangible asset amortization expense for calendar years 2010 and 2011 will be $1,328 for each year. The amortization expense for calendar years 2012 and 2013 is estimated to be $428 and $297, respectively.
The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No impairment of other intangible assets was determined for the three months ended March 31, 2009.
5. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan. All of the options outstanding pursuant to the stock compensation plans at March 31, 2009 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three months ended March 31, 2009 was $900. As of March 31, 2009, the total compensation cost related to stock options and deferred shares not yet vested and recognized was estimated to be $5,569. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 3.70 years and 3.75 years, respectively. As of March 31, 2009, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $910 and $3,528, respectively, and the aggregate intrinsic value of the total exercisable stock options was $673. During the three months ended March 31, 2009, 27 shares were issued pursuant to the Company’s equity incentive plans.
6. Derivative Instruments
Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. As part of the UBS AG (“UBS”) settlement agreement accepted by the Company in November 2008 (See note 9), the Company received a “UBS Put Right”

to sell certain Auction Rate Securities (“ARS”) to UBS at par beginning in June 2010. The Company adopted the fair value option election under SFAS No. 159 for this instrument in 2008, and treats any respective gain/loss as a component of other income in the condensed consolidated statement of operations. Typically, any gain/loss in the UBS Put Right is offset by an opposite, but equal gain/loss in the value of the ARS eligible for the UBS Put Right. The Company recognized a loss of $1,867 on this UBS Put Right for the three months ending March 31, 2009. This loss was included as a component of other income on the condensed consolidated statement of operations.
To help provide customers with improved trade execution, the Company at times enters into proprietary short-term positions in equity option and equity securities. The Company recognizes the gains/losses from this trading activity as part of other brokerage-related revenue in the condensed consolidated statement of operations. For the three months ended March 31, 2009 and March 31, 2008, the total gains from the Company’s proprietary trading activities were $145 and $264 respectively.
The following table sets forth the Company’s derivative instruments owned, at fair value, and financial instruments sold but not yet purchased, at fair value:

	March	December
	31,	31,
	2009	2008
Derivative instruments owned, at fair value:
UBS put right included in investments in securities	$2,580	$4,447
Equity options included in other assets	5,101	5,166

	$7,681	$9,613

Derivative instruments sold but not yet purchased, at fair value:
Equity options included in accounts payable and accrued liabilities	$3,568	$4,864

	$3,568	$4,864

Please refer to note 7 for information regarding the fair value hierarchy level classification of these derivative instruments.
7. Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under which assets and liabilities measured at fair value will be classified are as follows:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Non-Financial Assets
Effective January 1, 2009, the Company adopted FASB Staff Position 157-2 for certain non-financial assets and non-financial liabilities. This adoption of this portion of SFAS No. 157 was deferred according to the terms of FASB Staff Position 157-2. This deferred portion of SFAS No. 157 pertains to the Company’s recognized goodwill and other intangible assets.
The following table summarizes the non-financial assets subject to fair value measurements along with the total impairment, if any, recognized:

	Level 1	Level 2	Level 3	Impairment
Non-financial assets
Goodwill	$—	$—	$44,234	$—
Customer relationships included in other intangible assets	$—	$—	$6,065	$—
Trademarks included in other intangible assets	—	—	690	—

	$—	$—	$50,989	$—

In performing the annual goodwill impairment test, the Company utilized quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company’s reporting units based on operating revenues, and was then compared to the goodwill value assigned to that reporting unit. Recoverability of the Company’s customer relationships assets are evaluated by comparing the current and forecasted cash flows associated with the assets to the assets’ carrying values. The trademark assets are evaluated by using the “relief-from-royalty” method, which compares the carrying amount of the asset to the discounted cash flows that the Company would have had to pay for the use of that Trademark.
Financial Assets and Liabilities

	Level 1(1)	Level 2	Level 3(2)	Total
Financial instruments owned, at fair value:
Money market funds included in cash and cash equivalents	$63,365	$—	$—	$63,365
U.S. treasury securities included in cash and investments segregated in compliance with federal regulations	8,998	—	—	8,998
Investments in securities	—	—	88,949	88,949
U.S. treasury securities included in deposits with clearing organizations	12,296	—	—	12,296
Money market funds included in deposits with clearing organizations	50,000	—	—	50,000
Corporate equities and derivatives included in other assets	7,830	—	—	7,830

	$142,489	$—	$88,949	$231,438

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accounts payables and accrued liabilities	$7,535	$—	$—	$7,535

	$7,535	$—	$—	$7,535

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities.

(2)	Level 3 assets represent 38.4% of all financial assets measured at fair value.
The following table provides a reconciliation of the beginning and ending balances for the major classes of financial assets measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities
- Assets
Balance, January 1, 2009	$89,937
Total gains/(losses), realized and unrealized	512
Purchases, issuances, sales and settlements	(1,500)
Transfers in/(out) of Level 3	—

Balance, March 31, 2009	$88,949

The Company’s Level 3 financial assets are comprised of ARS. The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the Federal Family Education Loan Program (“FFELP”). The Company’s ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the current liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when auctions fail. All of the Company’s ARS are current with respect to the receipt of interest payments according to the stated terms of each ARS indenture. The Company believes it has the ability, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops. $1,500 of par value ARS were redeemed by issuers at par during the quarter.
At March 31, 2009, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under SFAS No. 157 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company calculated income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Based on the Company’s analysis, the weighted average economic life was estimated to be approximately four to five years. For the fair market interest rates used in its discounted cash flow, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 125bps-200bps over the London Interbank Offered Rate.
Of the $90,525 par value of ARS as of March 31, 2009, $62,625 were originally purchased from UBS and have been classified as trading securities. In November 2008, the Company accepted an offer from UBS, entitling it to sell at par value ARS originally purchased from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012 (“UBS Put Right”). The Company’s calculation of the fair value of the ARS originally purchased from UBS at March 31, 2009 implied an impairment of $2,580, which has been recorded as an unrealized loss in other income on the condensed consolidated statement of operations. This impairment has been substantially offset by a realized gain in the value of the UBS Put Right recorded in the condensed consolidated statement of operations.
The remaining $27,900 in par value of ARS were originally purchased from another investment advisor, who has not made an offer similar to UBS. Therefore, the Company has continued to classify them as available-for-sale securities. The Company’s calculation of the fair value of the ARS not purchased from UBS as of March 31, 2009 implied an impairment of fair value of $1,576, which has been recorded in other comprehensive income in the condensed consolidated statement of financial condition, and the carrying fair value of those ARS was $26,324.
8. Contingencies and Guarantees
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Cash and securities in the customers’ accounts collateralize margin credit balances. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At March 31, 2009, the Company had $110,521 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.
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
Other assets and accounts payable and accrued liabilities on the consolidated statement of financial condition include premiums on unrealized gains and losses for written and purchased options contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated condensed financial statements at March 31, 2009, at the fair values of the related securities and will incur losses if the fair values of these securities increase subsequent to March 31, 2009.

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
Guarantees
The Company introduces its Canadian securities customers’ accounts to a clearing broker who clears and carries all customer securities account activity. The Company clears its customers’ futures transactions on an omnibus account basis through three futures commission merchants. The Company has agreed to indemnify its third-party clearing broker and all of its clearing futures commission merchants for losses that they may sustain for the customer accounts introduced to them by the Company.
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
9. Capitalization
Common Stock
At March 31, 2009, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 57,850 shares were issued and outstanding.
On February 24, 2009, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $20,000 of the Company’s outstanding common stock. On February 12, 2008, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100,000 of the Company’s outstanding common stock. In addition, on February 14, 2008, the Company entered into an agreement with Ned Bennett, Executive Vice Chairman and founder of optionsXpress, pursuant to which, the Company may repurchase up to an additional 200 shares annually from Mr. Bennett. The Company’s Board of Directors may terminate the stock repurchase program at any time. In 2009, the Company has repurchased 957 shares of its common stock in aggregate under these programs at a total cost of $10,436, or an average cost of $10.91 per share. Since inception, the Company has repurchased 5,349 shares of its common stock in aggregate under these programs at a total cost of $97,973, or an average cost of $17.84 per share. The repurchased shares were retired to authorized, but unissued shares.
Dividends
On March 5, 2009, the Company declared a cash dividend of $0.08 per share to stockholders of record as of March 20, 2009, which was paid on March 30, 2009.
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
As of March 31, 2009, optionsXpress, Inc. had net capital requirements of $4,660 and net capital of $70,890. As of March 31, 2008, optionsXpress, Inc. had net capital requirements of $6,711 and net capital of $84,878. All of the Company’s other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
11. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended
	March 31,
	2009	2008
Net income	$13,556	$23,789
Weighted-average number of common shares outstanding — basic	58,467	62,581
Effect of dilutive securities	84	188

Weighted-average number of common shares outstanding — diluted	58,551	62,769

Basic EPS	$0.23	$0.38
Diluted EPS	$0.23	$0.38
12. Subsequent Events
On April 27, 2009, the Company entered into an agreement to acquire Optionetics, Inc. and its subsidiaries in an all cash transaction for approximately $20 million, plus additional cash consideration based on the future performance of Optionetics. Optionetics, based in Redwood City, California and Sydney, Australia, is a leading provider of investment education services, including live seminars, proprietary software analytics, online and offline educational products and individual coaching to over 40,000 potential investors annually in 12 countries. The transaction was closed on May 4, 2009.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Important factors that may cause such differences include, but are not limited to: risks related to general economic conditions, regulatory developments, the competitive landscape, the volume of securities trading generally or by our customers specifically, competition, systems failures and capacity constraints and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Forward-looking statements include, but are not limited to, the following:
•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading, futures trading, online options trading, and online futures trading;

•	the statement that, on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations, brokersXpress and our institutional business;

•	the statements about the impact of changes in interest rates on our earnings;

•	the statements concerning continued financing options;

•	the statements regarding scalability of our systems and the cost of capacity increases; and

•	the statements concerning uncertainties and deteriorations in the credit and capital markets and the credit quality of our Auction Rate Securities.
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended
	March 31,
	2009	2008
Results of Operations
Net revenues (in thousands)	$49,294	$60,765
Compensation and benefits	17.0%	11.0%
Brokerage, clearing, and other related expenses	14.6	8.3
Advertising	11.8	8.0
Quotation services	2.4	3.1
Depreciation and amortization	4.0	2.8
Technology and telecommunication	2.5	1.5
Other	4.7	3.6
Income before income taxes	43.0	61.7
Income taxes	15.5	22.6
Net income	27.5	39.1
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended
	March 31,
	2009	2008
Statistical Data
Number of customer accounts (at period end) (1)	328,300	277,100
Daily average revenue trades (“DARTs”) (2) Retail DARTs	31,700	38,000
Institutional DARTs(3)	15,100	n/a

Total DARTs	46,800	38,000
Customer trades per account (4)	35	34
Average commission per trade	$13.33	$16.81
Option trades as a % of total trades	39%	65%
Advertising expense per net new customer account (5)	$597	$332
Total client assets (000s)	$5,097,637	$5,428,964
Client margin balances (000s)	$112,962	$197,760

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Includes all OEC and other institutional revenue-generating trades beginning in July 2008.

(4)	Customer trades per account are total trades divided by the average number of customer accounts during the period. Customer trades are annualized.

(5)	Calculated based on total net new customer accounts opened during the period.
Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 51,200 to 328,300, or 18.5%;

•	total trades increased by 541,400 to 2,855,800, or 23.4%; and

•	average commission per trade decreased by $3.48 to $13.33, or 20.7%.
Commissions
Commissions decreased $0.8 million, or 2.2%, for the three months ended March 31, 2009 to $38.1 million compared to $38.9 million for the three months ended March 31, 2008. The decrease in brokerage commissions was primarily the result of the 20.7% decrease in average commission per trade, which was mostly offset by the 23.3% increase in total trades. Both impacts were primarily the result of the inclusion of OEC institutional trades, which have a significantly lower average commission per trade than our retail business.
Net interest revenue and fees
Net interest revenue and fees decreased $9.3 million, or 68.2%, to $4.3 million for the three months ended March 31, 2009 compared to $13.6 million for the three months ended March 31, 2008. The decrease in net interest revenue and fees was the result of the decline in short-term interest rates.
Other brokerage-related revenue
Other brokerage-related revenue decreased $1.2 million, or 15.8%, for the three months ended March 31, 2009 to $6.3 million compared to $7.5 million for the three months ended March 31, 2008. The decrease in other brokerage-related revenue was primarily due to a reduction in total option trades.
Other income
Other income decreased by $0.2 million, or 23.3% for the three months ended March 31, 2009 to $0.6 million compared to $0.8 million for the three months ended March 31, 2008. The slight decrease in other income is due to the decrease of miscellaneous fees collected from our customers.
Compensation and benefits
Compensation and benefits expenses increased $1.7 million, or 25.8%, to $8.4 million for the three months ended March 31, 2009 from $6.7 million for the three months ended March 31, 2008. The increase in compensation and benefits expenses was primarily due to costs related to the Separation Agreement, effective as of March 14, 2009, by and between the Company and Mr. Benjamin Morof, merit raises given during 2008, and an increase in the number of employees from 273 at March 31, 2008 to 306 at March 31, 2009, which was driven mostly by the addition of OEC employees.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $2.2 million, or 43.3%, to $7.2 million for the three months ended March 31, 2009 from $5.0 million for the three months ended March 31, 2008. Brokerage, clearing and other related expenses were higher primarily due to the incorporation of brokerage expenses from OEC.
Advertising
Advertising expenses increased $0.9 million, or 18.8%, to $5.8 million for the three months ended March 31, 2009 from $4.9 million for the three months ended March 31, 2008. The increase in advertising expense was due to an increase in spending across all advertising channels. Advertising expenses per net new customer account increased to $597 for the three months ended March 31, 2009 from $332 for the three months ended March 31, 2008.
Quotation services

Quotation services expenses decreased $0.7 million, or 37.2%, to $1.2 million for the three months ended March 31, 2009 from $1.9 million for the three months ended March 31, 2008. Lower quotation services expenses were due to lower rates paid for these services and lower customer activity.
Depreciation and amortization
Depreciation and amortization expenses increased $0.3 million, or 18.7%, to $2.0 million for the three months ended March 31, 2009 from $1.7 million for the three months ended March 31, 2008. Increased depreciation and amortization expenses were primarily due to the increased capitalized costs relating to the continued development of our brokerage platform and technology infrastructure as well as amortization costs from the other intangible assets of OEC.
Technology and telecommunication
Technology and telecommunication expenses increased $0.3 million, or 37.2%, to $1.2 million for the three months ended March 31, 2009 from $0.9 million for the three months ended March 31, 2008. Increases in technology and telecommunication expenses were primarily due to the addition of technology costs associated with operating OEC.
Other
Other expenses increased $0.1 million, or 4.0%, to $2.3 million for the three months ended March 31, 2009 from $2.2 million for the three months ended March 31, 2008. Increased other expenses were primarily due to increases in miscellaneous general and administrative expenses.
Income taxes
Income taxes decreased $6.1 million, or 44.3%, to $7.6 million for the three months ended March 31, 2009 from $13.7 million for the three months ended March 31, 2008. Lower income taxes were primarily due to the 43% reduction of income before taxes.
Net income
As a result of the foregoing, we reported $13.6 million in net income for the three months ended March 31, 2009, compared to $23.8 million in net income for the three months ended March 31, 2008, a decrease of $10.2 million, or 43.0%.
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
Our ARS portfolio consists entirely of securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are AAA-rated with the exception of two issues totaling $6.0 million in par value and all of our ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS will be unable to satisfy the terms of the indentures or that the underlying credit quality of the assets backing our ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $17.1 million of our ARS securities have been redeemed by issuers at par. We believe we have the ability, if necessary, to hold our ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.
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
As of March 31, 2009, optionsXpress, Inc. had net capital requirements of $4.7 million and net capital of $70.9 million. As of March 31, 2008, optionsXpress, Inc. had net capital requirements of $6.7 million and net capital of $84.9 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At March 31, 2009, we had interest-bearing security deposits and short-term treasury bills totaling $71.9 million deposited with clearing organizations for the self-clearing of equities and option trades.
At March 31, 2009, we had $561.6 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $789.9 million on March 31, 2009.
Credit Facility
We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.
To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of March 31, 2009, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash provided by operating activities was $68.1 million for the three months ended March 31, 2009, compared to cash provided by operating activities of $11.1 million for the three months ended March 31, 2008. The primary reasons for the increase in cash provided by operating activities was due to the decrease of receivables from brokerage customers, net and the decrease of deposits with clearing organizations.
Cash used in investing activities was $1.0 million for the three months ended March 31, 2009, compared to cash provided by investing activities of $47.9 million for the three months ended March 31, 2008. The primary reason for the decrease in cash provided by investing activities was the decrease in net proceeds received from the redemption of investments in securities.
Cash used in financing activities was $16.2 million for the three months ended March 31, 2009, compared to cash used in financing activities of $61.9 million for the three months ended March 31, 2008. Cash used in financing activities decreased primarily due to the reduction of cash used to repurchase our outstanding common stock.
Capital Expenditures
Capital expenditures were $1.0 million for the three months ended March 31, 2009, compared to $1.7 million for the three months ended March 31, 2008. The primary reason for the decrease in capital expenditures was the reduced level of investments in computer equipment and software during the three months ended March 31, 2009. Capital expenditures for the periods ended March 31, 2009 and 2008 included capitalized software costs, which we capitalize in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” primarily related to the development of our technology.
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
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. At March 31, 2009, we had $110.5 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A — Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 lists in more detail various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” We encourage you to review that information and to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer
The following table provides information about our repurchases of our common stock during the three months ended March 31, 2009:

				Total
				Number of
				Shares	Approximate
				Purchased	Dollar Value of
				as Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price	Plans	Under the Plans
	Purchased		Paid per	or Programs	or Programs
Period	(1)		Share	(1)	(3)(4)
January 1, 2009 through January 31, 2009	—		$—	—	$17,361,696
February 1, 2009 through February 28, 2009	655,132		10.84	655,132	30,260,065
March 1, 2009 through March 31, 2009	301,541		11.06	301,541	28,026,022

	956,673	(2)	$10.91	956,673	$28,026,022

(1)	Includes 100,000 shares repurchased from Ned. W. Bennett, our Executive Vice Chairman and founder, on March 2, 2009, pursuant to a stock purchase agreement we entered into with him on February 14, 2008 (the “Bennett Stock Purchase Agreement”). The Bennett Stock Purchase Agreement does not have an expiration date and does not create an obligation for us to buy, or Mr. Bennett to sell to us, any of his shares of our common stock. The number of shares we may purchase under the Bennett Stock Purchase Agreement is limited to 200,000 shares per year, but the total number of shares is limited only by the number of shares of our common stock that Mr. Bennett may hold from time to time.

(2)	Represents repurchased shares which were retired to authorized, but unissued.

(3)	Includes shares that may yet be repurchased by us pursuant to a stock repurchase program approved by our Board of Directors on February 13, 2008 that authorizes us to repurchase up to $100 million of our outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors.

(4)	Includes shares that may yet be repurchased by us pursuant to a stock repurchase program approved by our Board of Directors on February 24, 2009 that authorizes us to repurchase up to $20 million of our outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors.

Item 6. — Exhibits

Exhibit	Description
10.1	Separation Agreement, effective as of March 14, 2009, by and between the Company and Benjamin Morof(1)

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed March 12, 2009.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2009	optionsXpress Holdings, Inc. (Registrant)
	By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)