Form 10-Q
period 2009-09-30
optionsXpress Holdings, Inc.
filed 2009-11-09
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2009
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
As of November 2, 2009, there were 57,681,185 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION

Item 1.	—	Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$100,817	$114,450
Cash and investments segregated in compliance with federal regulations	798,489	427,669
Receivables from brokerage customers, net	132,658	137,502
Receivables from brokers, dealers and clearing organizations	62,657	15,621
Investments in securities	80,554	89,937
Deposits with clearing organizations	132,635	108,409
Fixed assets, net	13,191	12,979
Goodwill	81,660	44,234
Other intangible assets, net	8,102	4,569
Other assets	20,725	16,963

Total assets	$1,431,488	$972,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Payables to brokerage customers	$1,080,185	$675,872
Payables to brokers, dealers and clearing organizations	817	293
Accounts payable and accrued liabilities	44,216	27,848
Deferred revenue	8,090	—
Current and deferred income taxes	—	25

Total liabilities	1,133,308	704,038

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 57,719 and 58,780 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	17,404	28,555
Accumulated other comprehensive loss	(1,258)	(1,340)
Non-controlling interests	101	405
Retained earnings	281,927	240,669

Total stockholders’ equity	298,180	268,295

Total liabilities and stockholders’ equity	$1,431,488	$972,333

See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Commissions	$40,501	$45,093	$120,598	$124,981
Other brokerage-related revenue	7,357	8,743	20,762	24,435
Interest revenue and fees	4,241	12,784	13,110	39,062
Interest expense	(55)	(476)	(178)	(1,642)

Net interest revenue and fees	4,186	12,308	12,932	37,420
Education revenue	9,156	—	16,390	—
Other income	1,087	708	2,614	2,405

Net revenues	62,287	66,852	173,296	189,241

Expenses:
Compensation and benefits	11,885	7,959	30,693	21,691
Brokerage, clearing and other related expenses	7,795	8,950	23,032	19,653
Brokerage advertising	3,207	4,945	14,001	14,850
Education marketing and fulfillment	6,006	—	10,798	—
Depreciation and amortization	2,350	1,996	6,640	5,441
Other general and administrative	5,748	5,212	16,373	15,192

Total expenses	36,991	29,062	101,537	76,827

Income before income taxes of consolidated companies	25,296	37,790	71,759	112,414
Income taxes	9,007	13,723	25,811	41,087

Net income of consolidated companies	16,289	24,067	45,948	71,327
Net income attributable to non-controlling interests	21	73	51	196

Net income	$16,268	$23,994	$45,897	$71,131

Earnings per common share:
Basic	$0.28	$0.40	$0.79	$1.17
Diluted	$0.28	$0.40	$0.79	$1.17
Weighted-average number of common shares:
Basic	57,743	60,022	58,011	60,873
Diluted	57,936	60,177	58,154	61,043
Dividends declared per share	—	$0.0800	$0.0800	$0.2400
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Operating activities
Net income	$45,897	$71,131
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,640	5,441
Stock-based compensation	2,634	1,883
Deferred income taxes	793	179
Loss on investment in non-consolidated affiliate	35	28
Excess tax benefit for stock-based compensation	165	280
Unrealized gain, deferred rent and other	(847)	(16)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(370,820)	195,441
Receivables from brokerage customers, net	4,844	(15,213)
Receivables from brokers, dealers and clearing organizations	(47,036)	26,639
Investments in securities	6,825	—
Deposits with clearing organizations	(24,226)	(201,958)
Other assets	(2,650)	(11,391)
Increase (decrease) in:
Payables to brokerage customers	404,313	(23,007)
Payables to brokers, dealers and clearing organizations	524	411
Accounts payable and accrued liabilities	(2,636)	8,652
Deferred revenue	(206)	—
Current income taxes	(748)	(3,616)

Net cash provided by operating activities	23,501	54,884

Investing activities
Purchases of investments in securities	—	(20,600)
Proceeds from sales and maturities of investments in securities	3,200	77,550
Purchases and development of computer software	(2,591)	(3,076)
Purchases of fixed assets	(385)	(1,700)
Payment of contingent consideration	(2,151)	—
Loans to non-affiliates	—	(1,000)
Dividend from affiliate	—	213
Cash used in acquisition (net of cash received of $3,761)	(14,697)	(13,132)

Net cash (used in) provided by investing activities	(16,624)	38,255

Financing activities
Exercise of stock options	38	221
Excess tax benefit for stock-based compensation	(165)	280
Purchases through employee stock purchase plan	19	19
Purchase of non-controlling equity interest	(1,021)	—
Stock repurchases	(14,381)	(73,183)
Dividends paid	(4,638)	(14,499)

Net cash used in financing activities	(20,148)	(87,162)

Effect of exchange rates on cash and cash equivalents	(362)	—

Net (decrease) increase in cash and cash equivalents	(13,633)	5,977

Cash and cash equivalents, beginning of period	114,450	70,492

Cash and cash equivalents, end of period	$100,817	$76,469

Supplemental cash flow information:
Income taxes paid	$26,199	$43,930
Interest paid	178	1,642
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation (loss) gain	(72)	28
Intangible assets acquired in lieu of debt repayment	2,500	—
Issuance of common stock in an acquisition	1,370	5,211
Non-cash change in unrealized gain on available for sale investments in securities	642	—
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
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2009 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
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
The Company entered the education business on May 4, 2009, through the acquisition of Optionetics, Inc. and its affiliates (collectively “Optionetics”). The Company’s Education Services segment offers a full range of education products and services which cover a broad range of financial products including stock, market analysis, options, foreign exchange and financial planning.

2. Summary of Significant Accounting Policies
Except as described in the following paragraphs, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Education Services Segment
The Company recognizes education revenues in accordance with United States generally accepted accounting principles and revenue arrangements with multiple deliverables. Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.
The Company sells its products separately and in various bundles that contain multiple deliverables that include seminars and subscriptions, along with other products and services. Sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in our control.
The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, the Company offers these products bundled together at a discount. The discount is allocated pro rata to each element based on the retail market price for each element.
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
Education marketing and fulfillment — Education marketing and fulfillment consists of the costs incurred for the marketing and production of the Company’s seminars, subscriptions and home study products sold to its customers. Education marketing costs are incurred for the production and communication of advertising activities. The Company expenses the cost of advertising activities as incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs. The Company did not capitalize any production costs associated with broadcast advertising for the period ending September 30, 2009.
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
Business Combinations — Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 changes how business combinations are accounted for and impacts the financial statements both on the acquisition date and in subsequent periods.
Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued an update to ASC 820, to partially defer the effective date of ASC 820 for non-financial assets and non-financial liabilities that are reevaluated at fair value in the financial statements on a non-recurring basis (at least annually). These non-financial assets include goodwill and other intangible assets. The Company adopted the update to ASC 820 effective January 1, 2009 for non-financial assets and non-financial liabilities.
In April 2009, the FASB issued inter-related updates and guidance that require enhanced disclosures regarding certain fair value measurements. An additional update to ASC 820 provides guidance for determining fair values when markets become inactive and for identifying distressed transactions. FASB ASC Topic 320, Investments — Debt and Equity Securities provides guidance for determining whether debt securities are other-than temporary impaired and requires enhanced disclosures of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. FASB ASC Topic 825, Financial Instruments and FASB ASC Topic 325, Investments- Other, require disclosures about the fair values of financial instruments for interim reporting periods as well as in annual consolidated financial statements. The Company adopted the additional guidance and required disclosure for the interim period ending June 30, 2009.
Non-controlling Interests — Effective January 1, 2009, the Company adopted FASB ASC Topic 810, Consolidation (“ASC 810”). ASC 810 has changed the accounting and reporting for minority interests, which are now classified as a component of equity. ASC 810 also requires that any gain/ (loss) pertaining to non-controlling interest be classified as a separately stated adjustment to consolidated net income in the condensed consolidated statement of operations.

Derivative Instruments — Effective January 1, 2009, the Company adopted FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities requiring entities to provide enhanced disclosures with the intent to provide users of financial statements with a better understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for and related interpretations and (iii) how derivative instruments and related hedge items affect an entity’s financial position, performance and cash flows.
Subsequent Events — Effective for the interim financial period ending June 30, 2009, the Company adopted FASB ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 provides the disclosure requirements for subsequent events requiring entities to report the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.
Generally Accepted Accounting Principles — Effective for the interim period ending September 30, 2009, the Company adopted FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on the Company’s condensed consolidated financial statements.
3. Business Acquisition
On May 4, 2009, the Company acquired 100 percent of the membership interests of Lanai Partners, LLC, the sole stockholder of Optionetics, for cash of $18,435, and the assumption of certain liabilities. Optionetics, based in Redwood City, California and Sydney, Australia, is a leading provider of investment education services, including live seminars, proprietary software analytics, online and offline educational products and individual coaching to potential investors in 12 countries. There may also be additional consideration payable for five years, based on the profitability of the business acquired and the number of funded brokerage accounts referred to the Company’s Brokerage Services segment in the year the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7,000 for each of the first five years following the acquisition. This contingent consideration is currently valued at $14,160, based on the projected future performance of Optionetics.
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

Fixed assets, net	$2,195
Other intangible assets, net	2,200
Other assets	4,005

Total identifiable assets acquired	8,400

Accounts payable and accrued liabilities	4,149
Deferred revenue	8,296
Current and deferred income taxes	163

Net identifiable assets acquired	(4,208)

Goodwill	33,881

Net assets acquired	$29,673

4. Goodwill
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill:

Balance, January 1, 2009	$44,234
Goodwill adjustment recorded for Open E Cry, LLC for contingent consideration	3,545
Goodwill recorded in purchase of Optionetics, Inc. (Note 4)	33,881

Balance, September 30, 2009	$81,660

In performing annual impairment tests, the Company utilizes quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to the Company’s reporting units, if applicable, based on operating revenues, and compared to the carrying value of the reporting unit. No impairment of goodwill was determined for the nine months ended September 30, 2009. All of the goodwill has been allocated to the Brokerage Services segment. The Company amortizes goodwill for income tax purposes on a straight-line basis over a period of fifteen years with the exception of the goodwill recognized from the Optionetics acquisition, which is non-deductible for income tax purposes.
5. Other Intangible Assets, Net
Other intangible assets consist of the following at September 30, 2009:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$9,000	$(2,952)	$6,048
Customer list	800	(89)	711
Trade names	690	—	690
Education course content	700	(47)	653

	$11,190	$(3,088)	$8,102

The customer relationships intangible assets are being amortized on a straight-line basis over their estimated useful life ranging from five to fifteen years. The customer list intangible asset is being amortized over its estimated life of three years. The educational course content intangible asset is being amortized over its estimated life of five years. The Company evaluates the remaining useful life on an annual basis to determine if events or trends warrant a revision to the remaining period of amortization. There have been no revisions to the original useful life estimates. The other intangible assets associated with trade names are not subject to amortization since they are determined to have indefinite lives. In February 2009, the Company received certain intangible assets valued at $2,490 in the form of customer relationships in exchange for the forgiveness of a debt owed to the Company.
Amortization expense for other intangible assets was $1,157 for the nine months ended September 30, 2009. The Company estimates that the amortization expense for the remainder of 2009 will be $457. The estimated future intangible asset amortization expense for calendar years 2010 and 2011 will be $1,798 for each year. The amortization expense for calendar years 2012 and 2013 is estimated to be $721 and $501, respectively. The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s customer relationship assets are evaluated by comparing the current and forecasted cash flows associated with the assets to the assets’ carrying values. The trademark assets are evaluated by using the “relief-from-royalty” method, which compares the carrying amount of the asset to the discounted cash flows that the Company would have had to pay for the use of that trademark. No impairment of other intangible assets was determined for the nine months ended September 30, 2009.
6. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan. All of the options outstanding pursuant to the stock compensation plans at September 30, 2009 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the nine months ended September 30, 2009 was $2,634. As of September 30, 2009, the total compensation cost related to stock options and deferred shares not yet vested and recognized was estimated to be $5,071. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 3.47 years and 3.38 years, respectively. As of September 30, 2009, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $3,801 and $5,750, respectively, and the aggregate intrinsic value of the total exercisable stock options was $1,884. During the nine months ended September 30, 2009, 48 shares were issued pursuant to the Company’s equity incentive plans.
7. Derivative Instruments
Effective January 1, 2009, the Company adopted ASC 815. As part of the UBS AG (“UBS”) settlement agreement accepted by the Company in November 2008 (See note 8), the Company received a “UBS Put Right” to sell certain Auction Rate Securities (“ARS”) to UBS at par beginning in June 2010. The Company adopted the fair value option election under ASC 825 for this instrument in 2008, and treats any respective gain/loss as a component of other income in the condensed consolidated statement of operations. Typically, any gain/loss in the UBS Put Right is offset by an opposite, but equal gain/loss in the value of the ARS eligible for the UBS Put Right. The Company recognized a loss of $2,557, offset by a corresponding gain, on this UBS Put Right for the nine months ending September 30, 2009, and a loss of $410, offset by a corresponding gain, on this UBS Put Right for the three months ending September 30, 2009. This loss was included as a component of other income in the condensed consolidated statement of operations.

To help provide customers with improved trade execution, the Company at times enters into proprietary short-term positions in equity option and equity securities. The Company recognizes the gains/losses from this trading activity as part of other brokerage-related revenue in the condensed consolidated statement of operations. For the nine months ended September 30, 2009 and September 30, 2008, the total gains from the Company’s proprietary trading activities were $698 and $1,582, respectively.
The following table sets forth the Company’s derivative instruments owned, at fair value, and derivative instruments sold but not yet purchased, at fair value:

	September 30,	December 31,
	2009	2008
Derivative instruments owned, at fair value:
UBS put right included in investments in securities	$1,890	$4,447
Equity options included in other assets	6,328	5,166

	$8,218	$9,613

Derivative instruments sold but not yet purchased, at fair value:
Equity options included in accounts payable and accrued liabilities	$4,863	$4,864

	$4,863	$4,864

Please refer to note 8 for information regarding the fair value hierarchy level classification of these derivative instruments.
8. Fair Value Measurements
Effective January 1, 2008, the Company adopted ASC 820. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under which assets and liabilities measured at fair value will be classified are as follows:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Financial Assets and Liabilities

	Level 1(1)	Level 2	Level 3(2)	Total
Financial instruments owned, at fair value:
Money market funds included in cash and cash equivalents	$62,544	$—	$—	$62,544
U.S. treasury securities included in cash and investments segregated in compliance with federal regulations	11,998	—	—	11,998
Investments in securities	—	—	80,554	80,554
U.S. treasury securities included in deposits with clearing organizations	11,099	—	—	11,099
Money market funds included in deposits with clearing organizations	100,000	—	—	100,000
Corporate equities and derivatives included in other assets	11,235	—	—	11,235

	$196,876	$—	$80,554	$277,430

Financial instruments sold but not yet purchased, at fair value:

Corporate equities and derivatives included in accounts payables and accrued liabilities	$8,608	$—	$—	$8,608

	$8,608	$—	$—	$8,608

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities or have quoted market prices in active markets for identical assets or liabilities.

(2)	Level 3 assets represent 29.0% of all financial assets measured at fair value.

The following table provides a reconciliation of the beginning and ending balances for the major classes of financial assets measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities
— Assets
Balance, January 1, 2009	$89,937
Total gains/(losses), realized and unrealized	642
Purchases, issuances, sales and settlements	(10,025)

Balance, September 30, 2009	$80,554

The Company’s Level 3 financial assets are comprised of ARS. The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the Federal Family Education Loan Program (“FFELP”). The Company’s ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the current liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when auctions fail. All of the Company’s ARS are current with respect to the receipt of interest payments according to the stated terms of each ARS indenture. The Company believes it has the ability and intent, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops. $10,025 of par value ARS were redeemed by issuers at par during the nine months ended September 30, 2009.
At September 30, 2009, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under ASC 820 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company calculated income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Based on the Company’s analysis, the weighted average economic life was estimated to be approximately four years. For the fair market interest rates used in its discounted cash flow, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 150bps-225bps over the London Interbank Offered Rate.
Of the $82,000 par value of ARS as of September 30, 2009, $57,300 were originally purchased from UBS and have been classified as trading securities. In November 2008, the Company accepted an offer from UBS, entitling it to sell at par value ARS originally purchased from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012 (“UBS Put Right”). The Company’s calculation of the fair value of the ARS originally purchased from UBS at September 30, 2009 implied an impairment of $1,890, which has been recorded as an unrealized loss in other income on the condensed consolidated statement of operations. This impairment has been substantially offset by an unrealized gain in the value of the UBS Put Right recorded in other income in the condensed consolidated statement of operations.
The remaining $24,700 in par value of ARS were originally purchased from another investment advisor, who has not made an offer similar to UBS. Therefore, the Company has continued to classify them as available-for-sale securities. The Company’s calculation of the fair value of the ARS not purchased from UBS as of September 30, 2009 implied an impairment of fair value of $1,446, which has been recorded in other comprehensive income in the condensed consolidated statement of financial condition, and the carrying fair value of those ARS was $23,254.
Non-Financial Assets and Liabilities
Effective January 1, 2009, the Company adopted the FASB update to ASC 820 for certain non-financial assets and non-financial liabilities. The adoption of this portion of the guidance was deferred according to the terms of ASC 820. This deferred portion of ASC 820 pertains to the Company’s recognized goodwill, other intangible assets and contingent liability.

The following table summarizes the non-financial assets and liabilities subject to fair value measurements along with the total impairment, if any, recognized:

	Level 1	Level 2	Level 3	Impairment
Non-financial Assets:
Goodwill	$—	$—	$81,660	$—
Customer relationships included in other intangible assets	—	—	6,048	—
Customer lists included in other intangible assets	—	—	711	—
Trade names included in other intangible assets	—	—	690	—
Education course content included in other intangible assets	—	—	653	—

	$—	$—	$89,762	$—

Non-financial Liabilities:

Contingent consideration included in accounts payables and accrued liabilities	$—	$—	$14,160

	$—	$—	$14,160

The Company’s non-financial liabilities include contingent consideration related to the acquisition of Optionetics on May 4, 2009. The contingent consideration is payable for a period of five years following the acquisition and is based on the profitability of the business acquired and the number of funded brokerage accounts referred to the Company’s Brokerage Services segment in the year the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7,000 for each of the first five years following the acquisition. The fair value is based on the estimated projected future performance of Optionetics, the time remaining on the liability and the estimated market debt rates for the Company.
9. Contingencies and Guarantees
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Cash and securities in the customers’ accounts collateralize margin credit balances. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. As of September 30, 2009, the Company had $130,252 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.
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
Other assets and accounts payable and accrued liabilities on the condensed consolidated statement of financial condition include premiums on unrealized gains and losses for written and purchased options contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of September 30, 2009, at the fair values of the related securities, and will incur losses if the fair values of these securities increase subsequent to September 30, 2009.
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

Guarantees
The Company introduces its Canadian securities customers’ accounts to a clearing broker who clears and carries all customer securities account activity. The Company clears its customers’ futures transactions on an omnibus account basis through several futures commission merchants. The Company has agreed to indemnify its third-party clearing broker and all of its clearing futures commission merchants for any losses that they may sustain for the customer accounts introduced to them by the Company.
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
10. Capitalization
Common Stock
At September 30, 2009, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 57,719 shares were issued and outstanding.
On February 24, 2009, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $20,000 of the Company’s outstanding common stock. On February 12, 2008, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100,000 of the Company’s outstanding common stock. In addition, on February 14, 2008, the Company entered into an agreement with Ned Bennett, Executive Vice Chairman and founder of optionsXpress, pursuant to which, the Company may repurchase up to an additional 200 shares annually from Mr. Bennett. The Company’s Board of Directors may terminate the stock repurchase program at any time. In 2009, the Company has repurchased 1,193 shares of its common stock in aggregate under these programs at a total cost of $14,380, or an average cost of $12.05 per share. Since inception, the Company has repurchased 5,729 shares of its common stock in aggregate under these programs at a total cost of $101,918, or an average cost of $17.79 per share. The repurchased shares were retired to authorized, but unissued shares.
Dividends
On March 5, 2009, the Company declared a cash dividend of $0.08 per share to stockholders of record as of March 20, 2009, which was paid on March 30, 2009.
11. Regulatory Requirements
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
As of September 30, 2009, optionsXpress, Inc. had net capital requirements of $11,723 and net capital of $87,870. As of September 30, 2008, optionsXpress, Inc. had net capital requirements of $10,694 and net capital of $71,631. All of the Company’s other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
12. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$16,268	$23,994	$45,897	$71,131
Weighted-average number of common shares outstanding — basic	57,743	60,022	58,011	60,873
Effect of dilutive securities	193	155	143	170

Weighted-average number of common shares outstanding — diluted	57,936	60,177	58,154	61,043

Basic EPS	$0.28	$0.40	$0.79	$1.17

Diluted EPS	$0.28	$0.40	$0.79	$1.17

13. Segment Reporting
The operations of Optionetics have been included in the consolidated financial statements since the date of the acquisition, May 4, 2009. As a result of the acquisition, the Company operates in the following two principal business segments (See Note 2):
Brokerage Services segment- Brokerage Services offers a comprehensive suite of services for option, futures, stock, mutual fund, and fixed-income investors. This business segment includes almost all of the Company’s operations prior to the acquisition of Optionetics.
Education Services segment- Education Services provides a full range of investor education products and services that educate customers on stock market analysis, options, foreign exchange and financial planning.
Information concerning the Company’s operations by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Revenues
Brokerage Services	$53,138	$66,852	$156,909	$189,241
Education Services	9,640	—	16,944	—
Eliminations	(491)	—	(557)	—

Total	$62,287	$66,852	$173,296	$189,241

Income (Loss) before Income Taxes
Brokerage Services	$26,292	$37,717	$73,001	$112,218
Education Services	(1,017)	—	(1,293)	—
Non-controlling interests	21	73	51	196

Total	$25,296	$37,790	$71,759	$112,414

	As of	As of
	September 30,	December 31,
	2009	2008
Assets
Brokerage Services	$1,423,033	$972,333
Education Services	10,759	—
Eliminations	(2,304)	—

Total	$1,431,488	$972,333

14. Subsequent Events
Subsequent events have been evaluated through the issue date of the condensed consolidated financial statements, November 9, 2009. The Company has no subsequent events to be disclosed for the period ending September 30, 2009.

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
Forward-looking statements include, but are not limited to, the following:
•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading, futures trading, online options trading, and online futures trading;

•	the statement that, on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations, brokersXpress and our institutional business;

•	the statements about the impact of changes in interest rates on our earnings;

•	the statements concerning continued financing options;

•	the statements regarding scalability of our systems and the cost of capacity increases;

•	the statements concerning uncertainties and deteriorations in the credit and capital markets and the credit quality of our Auction Rate Securities; and.

•	the statements concerning the number of students receiving education services and our ability to convert those students into brokerage customers.
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Results of Operations
Net revenues (in thousands)	$62,287	$66,852	$173,296	$189,241
Compensation and benefits	19.1%	11.9%	17.7%	11.5%
Brokerage, clearing, and other related expenses	12.5	13.4	13.3	10.4
Brokerage advertising	5.1	7.4	8.1	7.8
Education marketing and fulfillment	9.6	—	6.2	—
Depreciation and amortization	3.8	3.0	3.8	2.9
Other general and administrative	9.3	7.9	9.5	8.1
Income before income taxes	40.6	56.4	41.4	59.3
Income taxes	14.5	20.5	14.9	21.7
Net income	26.1	35.9	26.5	37.6

Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statistical Data
Number of customer accounts (at period end) (1)	343,900	305,200	343,900	305,200
Daily average revenue trades (“DARTs”) (2) Retail DARTs	30,600	36,000	31,800	37,000
Institutional DARTs (3)	11,300	11,800	12,800	4,000

Total DARTs	41,900	47,800	44,600	41,000
Customer trades per account (4)	32	41	34	36
Average commission per trade	$15.07	$14.87	$14.38	$16.17
Option trades as a % of total trades	43%	48%	41%	59%
Brokerage advertising expense per net new customer account (5)	$486	$454	$553	$371
Total client assets (000s)	$6,349,342	$5,297,285	$6,349,342	$5,297,285
Client margin balances (000s)	$130,283	$200,471	$130,283	$200,471

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Includes all OEC and other institutional revenue-generating trades beginning in July 2008.

(4)	Customer trades per account are total trades divided by the average number of total customer accounts during the period. Customer trades are annualized.

(5)	Calculated based on total net new customer accounts opened during the period.
Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 38,700 to 343,900, or 12.7%;

•	total trades decreased by 344,900 to 2,687,900, or 11.4% and

•	average commission per trade increased by $0.20 to $15.07, or 1.3%.
Commissions
Commissions decreased $4.6 million, or 10.2%, for the three months ended September 30, 2009 to $40.5 million compared to $45.1 million for the three months ended September 30, 2008. The decrease in commissions was primarily the result of the 11.4% decrease in total trades which was slightly offset by the 1.3% increase of the average commission per trade.
Other brokerage-related revenue
Other brokerage-related revenue decreased $1.3 million, or 15.9%, for the three months ended September 30, 2009 to $7.4 million compared to $8.7 million for the three months ended September 30, 2008. The decrease in other brokerage-related revenue was due to reductions in the rate per contract collected and total option contracts traded.
Net interest revenue and fees
Net interest revenue and fees decreased $8.1 million, or 66.0%, to $4.2 million for the three months ended September 30, 2009 compared to $12.3 million for the three months ended September 30, 2008. The decrease in net interest revenue and fees was the result of the decline in short-term interest rates.
Education revenues
Education revenue was $9.2 million for the three months ended September 30, 2009. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education revenue.

Other income
Other income increased $0.4 million, or 53.5%, to $1.1 million for the three months ended September 30, 2009 compared to $0.7 million for the three months ended September 30, 2008. The increase in other income is due to an increase in a number of miscellaneous items.
Compensation and benefits
Compensation and benefits expenses increased $3.9 million, or 49.3%, to $11.9 million for the three months ended September 30, 2009 from $8.0 million for the three months ended September 30, 2008. The increase in compensation and benefits expenses was primarily due to an increase of the number of employees from 303 at September 30, 2008 to 433 at September 30, 2009, which was primarily driven by the acquisition of Optionetics on May 4, 2009.
Brokerage, clearing, and other related expenses
Brokerage, clearing and other related expenses decreased $1.2 million, or 12.9%, to $7.8 million for the three months ended September 30, 2009 from $9.0 million for the three months ended September 30, 2008. Brokerage, clearing and other related expenses were lower primarily due to the lower overall number of trades.
Brokerage advertising
Brokerage advertising expenses decreased $1.7 million, or 35.1%, to $3.2 million for the three months ended September 30, 2009 from $4.9 million for the three months ended September 30, 2008. The decrease in advertising expense was due to a decrease in spending across all advertising channels. Brokerage advertising expenses per net new customer account increased to $486 for the three months ended September 30, 2009 from $454 for the three months ended September 30, 2008.
Education marketing and fulfillment
Education marketing and fulfillment expenses were $6.0 million for the three months ended September 30, 2009. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education marketing and fulfillment expenses.
Depreciation and amortization
Depreciation and amortization expenses increased $0.4 million or 17.7%, to $2.4 million for the three months ended September 30, 2009 from $2.0 million for the three months ended September 30, 2008. Increased depreciation and amortization expenses were primarily due to the acquisition of Optionetics on May 4, 2009.
Other general and administrative
Other general and administrative expenses increased $0.5 million, or 9.2%, to $5.8 million for the three months ended September 30, 2009 from $5.3 million for the three months ended September 30, 2008. Increased other general and administrative expenses were primarily due to the incorporation of other general and administrative costs resulting from the acquisition of Optionetics on May 4, 2009.
Income taxes
Income taxes decreased $4.7 million, or 34.4%, to $9.0 million for the three months ended September 30, 2009 from $13.7 million for the three months ended September 30, 2008. Lower income taxes were primarily due to the 33.0% reduction of income before taxes.
Net income
As a result of the foregoing, we reported $16.3 million in net income for the three months ended September 30, 2009, compared to $24.0 million in net income for the three months ended September 30, 2008, a decrease of $7.7 million, or 32.2%.
Segment information
Brokerage Services
Brokerage Services net revenues decreased $13.7 million, or 20.5% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to the decrease in net interest revenues and fees, which was driven by a decline in short-term interest rates and a decrease in commissions due to lower overall trade volume. Income before taxes decreased $11.4 million, or 30.3% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to the decline in revenues, which were partially offset by the declines of brokerage advertising and brokerage clearing and other related expenses.
Education Services
Education Services net revenues were $9.6 million and the loss before taxes was $1.0 million for the three months ended September 30, 2009. The Company began reporting revenues and losses before taxes in Education Services as a result of the acquisition of Optionetics, which closed on May 4, 2009.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 38,700 to 343,900, or 12.7%;

•	total trades increased by 655,700 to 8,385,100, or 8.5%; and

•	average commission per trade decreased by $1.79 to $14.38, or 11.1%.
Commissions
Commissions decreased $4.4 million, or 3.5%, for the nine months ended September 30, 2009 to $120.6 million compared to $125.0 million for the nine months ended September 30, 2008. The decrease in commissions was primarily the result of the 11.1% decrease in the average commission per trade, which was partially offset by the 8.5% increase in total trades. Both impacts were primarily the result of the inclusion of OEC institutional trades, which have a significantly lower average commission per trade than our retail business.
Other brokerage-related revenue
Other brokerage-related revenue decreased $3.6 million, or 15.0%, for the nine months ended September 30, 2009 to $20.8 million compared to $24.4 million for the nine months ended September 30, 2008. The decrease in other brokerage-related revenue was due to reductions in the rate per contract collected and total option contracts traded.
Net interest revenue and fees
Net interest revenue and fees decreased $24.5 million, or 65.4%, to $12.9 million for the nine months ended September 30, 2009 compared to $37.4 million for the nine months ended September 30, 2008. The decrease in net interest revenue and fees was the result of the decline in short-term interest rates.
Education revenue
Education revenue was $16.4 million for the nine months ended September 30, 2009. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material revenue in education.
Other income
Other income increased $0.2 million, or 8.7%, to $2.6 million for the nine months ended September 30, 2009 from $2.4 million for the nine months ended September 30, 2008. The increase in other income is due to an increase in a number of miscellaneous items.
Compensation and benefits
Compensation and benefits expenses increased $9.0 million, or 41.5%, to $30.7 million for the nine months ended September 30, 2009 from $21.7 million for the nine months ended September 30, 2008. The increase in compensation and benefits expenses was primarily due to an increase of the number of employees from 303 at September 30, 2008 to 433 at September 30, 2009, which was primarily driven by the acquisitions of Optionetics on May 4, 2009 and OEC on July 1, 2008.
Brokerage, clearing, and other related expenses
Brokerage, clearing and other related expenses increased $3.3 million, or 17.2%, to $23.0 million for the nine months ended September 30, 2009 from $19.7 million for the nine months ended September 30, 2008. Brokerage, clearing and other related expenses were higher primarily due to the incorporation of brokerage expenses from OEC.
Brokerage advertising
Brokerage advertising expenses decreased $0.9 million, or 5.7%, to $14.0 million for the nine months ended September 30, 2009 from $14.9 million for the nine months ended September 30, 2008. The increase in advertising expense was due to a decrease in spending across all advertising channels. Brokerage advertising expenses per net new customer account increased to $553 for the nine months ended September 30, 2009 from $371 for the nine months ended September 30, 2008.
Education marketing and fulfillment
Education marketing and fulfillment expenses were $10.8 million for the three months ended September 30, 2009. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education marketing and fulfillment expenses.

Depreciation and amortization
Depreciation and amortization expenses increased $1.2 million, or 22.0%, to $6.6 million for the nine months ended September 30, 2009 from $5.4 million for the nine months ended September 30, 2008. Increased depreciation and amortization expenses were primarily due to the acquisition of Optionetics on May 4, 2009 and the acquisition of OEC on July 1, 2008.
Other general and administrative
Other general and administrative expenses increased $1.0 million, or 6.7%, to $16.4 million for the nine months ended September 30, 2009 from $15.4 million for the nine months ended September 30, 2008. Increased other general and administrative expenses were primarily due to the incorporation of other general and administrative costs resulting from the acquisition of Optionetics on May 4, 2009 partially offset by lower quotation services expenses due to lower rates paid for these services and lower customer activity.
Income taxes
Income taxes decreased $15.3 million, or 37.2%, to $25.8 million for the nine months ended September 30, 2009 from $41.1 million for the nine months ended September 30, 2008. Lower income taxes were primarily due to the 36.1% reduction of income before taxes.
Net income
As a result of the foregoing, we reported $45.9 million in net income for the nine months ended September 30, 2009, compared to $71.1 million in net income for the nine months ended September 30, 2008, a decrease of $25.2 million, or 35.5%.
Segment information
Brokerage Services
Brokerage Services net revenues decreased $32.3 million, or 17.1% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the decrease in net interest revenues and fees, which was driven by a decline in short term interest rates and lower commissions due to lower retail trade volume. Income before taxes decreased $39.2 million, or 34.9% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the decline in revenues, and the increase in expenses that resulted from the acquisition of OEC.
Education Services
Education Services net revenues were $16.9 million and the loss before taxes was $1.3 million for the nine months ended September 30, 2009. The Company began reporting revenues and losses before taxes in Education Services as a result of the acquisition of Optionetics, which closed on May 4, 2009.
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
We invest company cash in a variety of high credit quality investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and tax-free ARS backed by United States Department of Education-guaranteed student loans issued under the FFELP. Our ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all our ARS have failed since February 2008. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. Our ARS portfolio consists entirely of securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are AAA-rated with the exception of two issues totaling $6.0 million in par value and all of our ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS will be unable to satisfy the terms of the indentures or that the underlying credit quality of the assets backing our ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $25.6 million of our ARS securities have been redeemed by issuers at par. We believe we have the ability and intent, if necessary, to hold our ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.
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
As of September 30, 2009, optionsXpress, Inc. had net capital requirements of $11.7 million and net capital of $87.9 million. As of September 30, 2008, optionsXpress, Inc. had net capital requirements of $10.7 million and net capital of $71.6 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At September 30, 2009, we had interest-bearing security deposits and short-term treasury bills totaling $132.6 million deposited with clearing organizations for the self-clearing of equities and option trades.
At September 30, 2009, we had $798.5 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $1,080.2 million as of September 30, 2009.
Credit Facility
We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.
To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of September 30, 2009, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash provided by operating activities was $23.5 million for the nine months ended September 30, 2009, compared to cash provided by operating activities of $54.9 million for the nine months ended September 30, 2008. The primary reasons for the decrease in cash provided by operating activities was due to the increases of cash segregated in compliance with federal regulations and receivables from brokers, dealers and clearing organizations which was largely offset by the decrease of payables to brokerage customers.
Cash used in investing activities was $16.6 million for the nine months ended September 30, 2009, compared to cash provided by investing activities of $38.3 million for the nine months ended September 30, 2008. The primary reason for the decrease in cash provided by investing activities was the decrease in net proceeds received from the redemption of investments in securities.
Cash used in financing activities was $20.1 million for the nine months ended September 30, 2009, compared to cash used in financing activities of $87.2 million for the nine months ended September 30, 2008. Cash used in financing activities decreased primarily due to the reduction of cash used to repurchase our outstanding common stock.
Capital Expenditures
Capital expenditures were $1.2 million for the three months ended September 30, 2009, compared to $1.5 million for the three months ended September 30, 2008. Capital expenditures for the periods ended September 30, 2009 and 2008 included capitalized software costs, which we capitalize in accordance with FASB ASC Topic 350-50, Website Development Costs, primarily related to the development of our technology.

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

We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2009, we had $130.3 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	—	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer
The following table provides information about our repurchases of our common stock during the three months ended September 30, 2009:

				Total
				Number of	Approximate
				Shares	Dollar Value of
				Purchased	Shares that
				as Part of	May Yet Be
	Total		Average	Publicly	Purchased
	Number of		Price	Announced	Under the Plans
	Shares		Paid per	Plans	or Programs
Period	Purchased		Share	or Programs	(2)(3)(4)
July 1, 2009 through July 31, 2009	—		$—	—	$25,797,801
August 1, 2009 through August 31, 2009	—		—	—	25,797,801
September 1, 2009 through September 30, 2009	100,000		17.17	100,000	25,797,801

	100,000	(1)	$17.17	100,000	$25,797,801

(1)	Represents repurchased shares which were retired to authorized, but unissued. Shares were repurchased from Ned. W. Bennett, our Executive Vice Chairman and founder, pursuant to a stock purchase agreement we entered into with him on February 14, 2008 (the “Bennett Stock Purchase Agreement”). The Bennett Stock Purchase Agreement does not have an expiration date and does not create an obligation for us to buy, or Mr. Bennett to sell to us, any of his shares of our common stock. The number of shares we may purchase under the Bennett Stock Purchase Agreement is limited to 200,000 shares per year, but the total number of shares is limited only by the number of shares of our common stock that Mr. Bennett may hold from time to time.

(2)	Does not include shares that may be repurchased from Ned. W. Bennett, our Executive Vice Chairman and founder, pursuant to the “Bennett Stock Purchase Agreement.

(3)	Includes shares that may yet be repurchased by us pursuant to a stock repurchase program approved by our Board of Directors on February 13, 2008 that authorizes us to repurchase up to $100 million of our outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors.

(4)	Includes shares that may yet be repurchased by us pursuant to a stock repurchase program approved by our Board of Directors on February 24, 2009 that authorizes us to repurchase up to $20 million of our outstanding common stock (the “Repurchase Program”). The Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors.

Item 6.	—	Exhibits

Exhibit	Description
13.1	Consolidated Financial Statements as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008(1)

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 2, 2009.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2009	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ DAVID A. FISHER David A. Fisher
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT Adam J. DeWitt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
13.1	Consolidated Financial Statements as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008(1)

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 2, 2009.