Form 10-K
period 2009-12-31
optionsXpress Holdings, Inc.
filed 2010-03-01
CIK 1299688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $660 million based on the closing sale price of such stock as reported by the Nasdaq Global Market on June 30, 2009, assuming that all shares beneficially held by executive officers and members of the registrant’s Board of Directors are shares owned by “affiliates,” a status which each of the executive officers and directors may individually disclaim.

The number of shares of common stock outstanding as of February 22, 2010 was 57,447,787 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

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

Forward-looking statements include, but are not limited to, the following:

•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading, futures trading, online options trading, and online futures trading;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations, brokersXpress and our institutional business;

•	the statements about the impact of changes in interest rates on our earnings;

•	the statements concerning continued financing options;

•	the statements regarding scalability of our systems and the cost of capacity increases;

•	the statements concerning uncertainties and deteriorations in the credit and capital markets and the credit quality of our auction rate securities; and

•	the statements concerning the number of students receiving education services and our ability to convert those students into brokerage customers.

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

Overview

Our brokerage services segment provides internet-based options, stock, bond, mutual fund and futures brokerage services to retail customers located throughout the United States and certain other countries. Our education services segment offers a full range of education products and services which cover a broad range of financial products including stock, market analysis, options, foreign exchange and financial planning. We entered the education business on May 4, 2009, through the acquisition of Optionetics, Inc. and its affiliates (collectively, “Optionetics”).

Brokerage Services

We offer a comprehensive suite of brokerage services for option, futures, stock, mutual fund, and fixed-income investors. While our initial focus was on the rapidly expanding listed equity options market, we have been recognized as offering the leading online retail brokerage platform based on the quality of our proprietary technology and our customer experience. We received the highest category ranking for useability (“ease of use”) by Barron’s, in their 2009 annual survey. We were selected by Barron’s as “Best Online Broker” in its four annual surveys from 2003-2006, and selected by Kiplinger’s as “The Best Online Broker” in 2006. We commenced doing business as optionsXpress, Inc. (“optionsXpress”) in February 2000 and have grown to over 350,000 customer accounts.

Market Opportunity

Third party research estimates there are approximately 35-40 million online brokerage accounts accounting for approximately 30-35% of all U.S. retail brokerage assets. The total U.S. listed equity options market has grown at a compounded annual growth rate of 22% per year over the past 10 years. Despite this growth, it is estimated that only 10-20% of online accounts are authorized to trade options.

Our option trades represented approximately 2% of all listed U.S. options volume for the year ended December 31, 2009. We believe this makes us one of the largest retail online options brokers. The largest portion of our revenue consists of commissions from customers’ trades of options, futures, stocks, mutual funds and fixed-income products. For the year ended December 31, 2009, our daily average revenue trades, which are our total revenue-generating trades for a period divided by the number of trading days in that period, were approximately 44,100, compared to approximately 43,600 for the year ended December 31, 2008. In 2009, option trades represented approximately 42% of our customers’ trades, with approximately 38% coming from futures, 20% coming from stocks and less than 1% coming from mutual funds and fixed-income products.

Platform

Our cost efficient and scalable brokerage platform reflects the combination of our advanced technology and highly-responsive customer service. Our innovative browser-based technology delivers an array of differentiating trading tools, allowing investors to identify, analyze and execute a wide range of investment strategies. Many of these internally developed tools, which enhance our customers’ experience, are not available from other online or full service brokers. In addition, our real-time customer service approach, featuring what we call “point of contact resolution,” is designed to ensure that customer questions are answered quickly and during the initial contact, and yields a high degree of customer satisfaction and loyalty. We are a self-clearing member of both the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which gives us a high degree of control over our customer accounts and helps us provide quality customer service.

Our business generates strong cash flows and attractive margins compared to many of our competitors. Our expense structure benefits from our low-cost platform, relatively low account acquisition cost and loyal customer base. In addition, all of our tools and services are offered online, eliminating the cost of maintaining retail locations. The options and futures trading portions of our business results in a recurring revenue stream because when options and futures expire, investors need to acquire new positions if they wish to remain invested. We generated $233.4 million of net revenues for the year ended December 31, 2009 with $94.3 million of income before income taxes and $60.8 million of net income.

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

On May 4, 2009, we acquired Optionetics, a leading provider of investment education services, including live seminars, proprietary software analytics, online and offline educational products and individual coaching to potential investors in a number of countries. The acquisition of Optionetics provides us access to additional potential brokerage customers as well as rich investor education content. See “Business Acquisitions” for further information about this acquisition.

Expand our Futures Business

In 2005, we launched a web-based retail futures trading platform enabling optionsXpress customers to trade futures side-by-side with other securities. Based on growth in futures industry volumes and innovation at the various futures exchanges, we believe retail trading in futures is poised for significant growth and that greater numbers of retail investors will incorporate futures as a part of their investing strategy. To help us capitalize on this trend, we have made two futures-related acquisitions in the last three years.

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

On July 1, 2008, we acquired Open E Cry, LLC (“OEC”, formerly known as Open E Cry), an innovative futures broker offering institutional and active traders direct access futures trading through its proprietary software platform, OEC Trader. The acquisition of OEC allows us to extend our reach into the active trader and institutional markets for futures, further capitalizing on the growth in that industry. See “Business Acquisitions” for further information about this acquisition.

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

brokersXpress — Expansion in Professional Advisor and Independent Representative Markets

brokersXpress offers an extension of our optionsXpress retail platform geared towards independent registered representatives and registered investment advisors. We offer these professionals a complete, easy-to-set-up account and execution management platform allowing them to serve their retail customers efficiently and cost effectively. Since inception, brokersXpress has attracted over 24,000 accounts and over $1.4 billion in customer assets under management.

This business continues to represent a significant growth opportunity. Total consumer household investable assets with independent representatives are estimated at $1.5 trillion. There were more than 100,000 registered representatives, registered investment advisors and dually registered advisors in 2009. Because of the size of the market and the quality of our platform, we believe that we can grow the number of registered representatives and registered investment advisors and the total assets managed on the brokersXpress platform.

International Expansion

We have taken several steps to leverage our brokerage platform internationally:

•	in 2004, we purchased a minority interest in an Australian registered broker. We subsequently acquired the remaining ownership of this broker in 2009 with our acquisition of Optionetics;

•	in 2005, we obtained a license to provide brokerage services in Canada;

•	in 2006, we obtained a license to provide brokerage services in Singapore and we received approval to provide brokerage services in the European Union; and

•	in 2008, we entered into an exclusive marketing agreement with Reliance Money Limited of India

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

Pursue Selective Strategic Acquisitions

We believe we can supplement our organic growth outlined above with selective strategic acquisitions. We generally seek out acquisition opportunities that allow us to leverage our brokerage platform and:

•	expand our product offering;

•	grow our account base at an attractive cost;

•	accelerate the growth of one of our developing businesses like brokersXpress, futures, international, or institutional; or

•	provide technology capabilities that allow us to continue to provide superior differentiating tools to our customers.

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

Our software is efficient and user-friendly:

•	We empower our customers by making accessible cutting-edge position management and order execution technology, advanced analytical tools, education and real-time financial information from any web browser.

•	Our software was designed to ensure an efficient customer experience, beginning with a highly automated account opening process and ending with fast trade execution and thorough, real-time position monitoring.

•	Our user-friendly interface provides interactive real-time views of account balances, positions, profits or losses and buying power to enable our customers to more easily make informed investment decisions. Customers are able to access all features from any web browser.

Our efficient, in-house development capabilities allow us to continuously innovate and improve our platform with frequent enhancements such as:

•	Portfolio Margining. With Portfolio Margining, qualified investor margin requirements are based on the theoretical risks of the eligible securities in investors’ accounts instead of traditional Regulation T requirements. This results in significantly more efficient capital usage by customers in the program.

•	OX Mobile. OX Mobile gives retail investors an easy and convenient way to monitor and trade any equity, option or future, at any time, from any place and on most smart phones. The mobile application includes powerful trading tools, comprehensive options chains, streaming quotes, market news, updated account balances, pending orders and current positions.

•	Xtend. Xtend is a downloadable software trading platform that is geared towards more active derivatives traders. It provides users with a high level of flexibility in controlling their trading experience, building on common features of active trader platforms such as streaming quotes and one-click trading while adding innovative new features like drag-and-drop symbols, detailed trade views and ladder trading.

•	IDEAS. Ideas is fully integrated into a customer’s positions screen and is designed to help customers manage their existing portfolios. The tool scans a customer’s existing positions looking for new trading opportunities based on their holdings and their current views of the marketplace.

•	Integrated Futures. In January 2007, we acquired online futures broker XpressTrade. We took the best features from that platform and made them available on the optionsXpress platform, allowing customers to trade futures side-by-side with other securities. optionsXpress customers can now trade futures products at over 20 exchanges, 24-hours a day.

•	Strategy Scan®. Strategy Scan enables an investor to transform a trading idea into an executable trade. It accomplishes this by identifying up to three trading opportunities for our customers based upon their bullish, bearish or neutral opinion of a specific stock over a specified time frame. We clearly identify the range of potential gain or loss for each trading opportunity.

•	Xecute® (patent pending). We pioneered online auto-trading for the retail investor. Our Xecute product allows our customers who subscribe to specified third-party advisory newsletters and other financial publications to automate the trading of the third-party recommendations. This not only benefits our customers who subscribe to these newsletters, but also makes us the logical brokerage platform for other subscribers to such newsletters.

•	Advanced Order Management (patent pending). Our software allows our retail customers to automate professional trading strategies involving order sequencing without manual intervention. Our customers are able to enter contingent orders which are executed in accordance with specified time, price or other triggers. A significant advantage of this feature is that our customers do not have to constantly monitor the market in order to execute their orders.

•	Virtual Trading. Virtual trading provides our customers with a mock trading environment where they can practice strategies and educate themselves without risk, utilizing current market information. This provides our customers with a practical method of gaining real market experience without putting money at risk. Our customers can mock trade almost any strategy involving stocks, options and mutual funds, including spreads, straddles, and covered calls. We believe virtual trading provides our customers with a better environment to learn versus simply studying trading strategies

•	myOX. myOX allows customers to take greater control of how they view market and account information by customizing the optionsXpress website to their specific interests and preferences. The adaptable modular interface allows customers to select information that they want to see, its location on the screen and how it is displayed.

We offer comprehensive educational content as part of our powerful brokerage platform to help our customers become successful, long-term investors, including:

•	Over 595 live internet webinars in 2009 and 65 downloadable on demand webinars covering topics from account setup through complex order placing, for investors ranging from beginner to advanced skill levels.

•	Live events throughout the country covering site demonstrations and options investing strategies.

•	Personal coaching services, with a program that is custom-developed for each investor, designed to help customers use options and the optionsXpress’ toolset to become better investors.

•	Rich content woven throughout the website, including a self-help library of user guides and customer message boards.

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

We are responsive to our customers, aiming for a real-time response to all customer inquiries. We respond to many of our customer inquiries via the Internet, facilitating individualized service in a timely and cost-effective manner. Customer e-mail inquiries are routed by managers to the appropriate business area for timely and accurate response. Communications with customers are continually reviewed and critiqued for quality assurance. The result is what we call “point-of-contact resolution,” which we define as providing each customer with an answer without having to speak to multiple people, repeat the question or call back.

We also continually update our technology to maximize the customer’s experience. Customer questions are tracked and, if repeated, analyzed to determine how best to clarify the point or answer the inquiry during the customer’s online experience. This analysis is used to improve and enhance our website.

Marketing

The retail online brokerage industry is competitive and will likely continue to become more competitive in the future. Despite the competitive environment, we believe our marketing programs can continue to cost-effectively attract new customers, while further developing the optionsXpress brand. Our marketing focuses on long-term investors who use or intend to use options or futures as a part of their investment strategy. To achieve our marketing objectives, we use a mix of “grass roots,” online and traditional advertising targeted at the types of customers we seek to attract. This strategy has enabled us to attract loyal customers at an attractive cost per net new account. Our “grass roots” marketing strategy, which has been crucial to our success, consists of a strategic public and media relations program and channel partnerships. Our public and media relations initiative has been successful in positioning us as an expert industry resource and broadening our customer base. We use channel partnerships, such as relationships with securities exchanges, options educators, investment publishers, software vendors and financial portals, to distribute our product to new customers. These relationships also allow us to reach existing and potential retail options and futures investors through a source that is familiar to them. In addition, we appear at various industry events, trade conferences and investor clubs. The largest component of our advertising is through third-party websites and e-mail campaigns, though we also place print advertisements in selected business, technology and financial publications. To keep costs low, our advertising is highly targeted to the types of investors we believe will be most profitable.

Our marketing and advertising directs interested prospects to our website where they can get detailed information on our platform and services, use an interactive demonstration system, request additional information and complete an account application online. As the final step in our account acquisition process, we improve the conversion rate of prospective customers by enabling eligible applicants to complete their application using a digital signature. Customers who are ineligible for digital signature can print a pre-paid Federal Express label at the end of their registration process for easy submission of their applications.

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

optionsXpress, Inc. provides securities clearing and execution services for optionsXpress, Inc. customers and to all of our introducing broker-dealer subsidiaries with the exception of optionsXpress Canada Corp., which receives clearing services from Penson Financial Services Canada, Inc.

We clear our futures trades primarily through R. J. O’Brien & Associates, LLC, MF Global, Inc., and Prudential Bache Commodities, LLC on an omnibus basis.

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

Payment for Order Flow

Payment for order flow occurs when exchanges, options specialists, market makers, and other market centers make payments to broker-dealers in return for receiving customer orders. Like other retail brokerage firms, we receive payment for order flow from exchanges and liquidity providers where our customers’ orders are routed. Our automatic order routing software, known as XpressRouter, ensures that payment for order flow does not affect the routing of orders in a manner detrimental to our customers. In addition, customers can either rely on our automatic order routing or designate where to route their orders. We disclose our payment for order flow policies on our website. For more information regarding potential risks associated with payment for order flow, see “Risk Factors — Our business is primarily transaction-based, and decreases in trading or other changes in our revenue base could harm our business.”

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

Intellectual Property

Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets, and the details of our client base. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and intellectual property including our brand. Our Company’s employees and consultants are required to enter into confidentiality and invention assignment agreements with our Company. We also enter into confidentiality agreements with other third parties when such agreements are appropriate. Overall, we endeavor to rigorously control access to our Company’s proprietary technology.

We have one Singapore patent, Singapore Patent No. 131292. We have an additional six patent applications pending in both the United States and foreign jurisdictions relating to various technology components of our platform. Internet-related software patents can be difficult to obtain. There is no assurance that we will obtain a patent at all or any patents broad enough in scope to have value. Our optionsXpress® website is the subject of copyright protection.. We also have obtained trademark registrations for: the optionsXpress® mark in the United States, Australia, Singapore, Hong Kong, New Zealand and the European Union; the brokersXpress® mark in the United States, Australia, Singapore, Hong Kong, New Zealand, Canada, and the European Union; the OEC ® mark in the United States; and the Optionetics® mark in the United States. We have a pending trademark application for the optionsXpress mark in Canada. We have obtained registrations or have pending applications for numerous other marks both in the United States and in foreign jurisdictions. We use certain trademarks, trade names, and logos which have not been registered to which we claim common law trademark rights.

Competition

The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and highly competitive. Our direct competitors in the online marketplace take the form of larger-scale broker-dealers that offer online services, including Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc., Scottrade, Inc., and smaller “niche-market” online or licensed software-based brokers, including TradeStation Group, Inc., TradeKing, optionsHouse, and TradeMonster. We also encounter competition from full commission brokerage firms including Merrill Lynch and Morgan Stanley Smith Barney, as well as mutual fund sponsors, including Fidelity, banks and other organizations that provide online brokerage services.

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

Education Services

Through our Optionetics subsidiary, we offer a comprehensive suite of investor education products and services for stock, option, contracts for difference, foreign exchange and futures investors and traders. Our products and services are primarily built around investing methods and systems that are designed to teach both experienced and beginning investors how to find and analyze investment opportunities and actively manage their investment portfolios using specific money management techniques. Classes are offered on a range of topics from beginning through advanced levels. Tools that assist in the process of finding investment opportunities are web-and/or software-based. Instruction techniques and ongoing service and support and are offered in a variety of formats, which solidify the students’ understanding of the investing process and help them manage risk in the markets and take control of their financial future.

We seek to offer students a full range of investor education products that provide lifelong learning, including lifetime access to a 2-day long course where foundations are built and money management is a major theme. Generally, customers are introduced to these products and services through a free 2-hour workshop event, either live or online. Customers may also be introduced to education services through free online introductory publications, newsletters or trials. Attendees of the 2-hour workshop also have the opportunity to attend a more comprehensive, instructor-led, live 2-day long class that includes a home study program and online strategy support. Following completion of the initial class, customers are offered additional tools and continuing education classes to build on what they have learned.

Course Offerings

2-hour Workshop - A free options introductory event, either live or online, that introduces customers and to options trading features and concepts. Workshop attendees are offered an opportunity to purchase a more comprehensive 2-day long class that includes home study course consisting of books, DVDs, and hours of online audio, a monthly newsletter, and strategy support. We cover fundamental investing concepts, risk management and provide a broad overview of the financial markets.

Classes-Live and Online — Classes that cover subjects ranging from fundamental investing to advanced trading, systems, options, foreign exchange and futures strategies.

Home Study — Multiple courses that contain combinations of books, CDs, DVDs, and online events which are designed for at-home learning. Video publications that include case studies are also available to support home learning.

Online Courses - Many courses at various levels in an online format, ranging from entry level through advanced strategies on stocks, options, foreign exchange and futures.

Coaching Programs - A combination of online and/or phone education on a one-to-one or one-to-many basis ranging from 4 week to 12 month programs. These events are offered live, and are recorded for customers to review in full at their own pace, to review just the sections that may be particularly complex or to review as a refresher. The coaching programs are built to fit within our education path and allow customers to progress at their own pace and within any number of specialties.

Education Services Brands:

Optionetics — risk management strategies regardless of market direction;

Safety in the Market — technical trading system and market forecasting;

Profit Strategies — technical and fundamental analysis and trading strategies;

FXTE — strategies for the FX markets including technical, economic and fundamentals analysis; and

Hubb — investment education through software applications, data services and financial software services.

Software tools

We sell a number of software tools designed to supplement the course material and empower students to conduct their own analysis of market opportunities using Optionetics methodologies. Software tools include ProfitSource, ValueGain, OptionGear, Integrated Investor, Platinum, and HUBB Investor.

Business Acquisitions

On May 4, 2009, we acquired 100 percent of the membership interests of Lanai Partners, LLC, the sole stockholder of Optionetics, for cash of $18.4 million and the assumption of certain liabilities. Optionetics, based in Redwood City, California and Sydney, Australia, is a leading provider of investment education services, including live seminars, proprietary software analytics, online and offline educational products and individual coaching to potential investors in 12 countries. There may also be additional consideration payable for five years, based on the profitability of the business acquired and the number of funded brokerage accounts referred to our brokerage services segment in the 12 month period that the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7.0 million for each of the first five years following the acquisition. The sum total of this contingent consideration is currently valued at $11.9 million based on the projected future performance of Optionetics, the time remaining on the liability and our estimated market debt rates.

Our consolidated financial statements include the results of operations for Optionetics beginning on May 4, 2009. The purchase price of the Optionetics acquisition includes $33.9 million in acquired goodwill and $2.2 million in acquired intangible assets. The acquired intangible assets include $0.8 million in customer lists, $0.7 million in customer relationships and $0.7 million in education course content that will be amortized on a straight-line basis over three, eleven and five years, respectively. We expensed approximately $0.4 million of acquisition-related costs in other general and administrative expenses on the consolidated statement of operations.

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

Our consolidated financial statements include the results of operations for OEC beginning on July 1, 2008. The purchase price of the OEC acquisition of $22.0 million, includes the first annual contingent payment of $3.5 million made in July 2009, $18.7 million in acquired goodwill and $1.7 million in fair value of intangible assets at the time of the acquisition. The acquired intangible assets included $1.3 million in customer relationships that are being amortized on a straight-line basis over five years and $0.4 million in a trade name that was deemed to have an indefinite life. The purchase price allocation for the OEC acquisition was finalized on June 30, 2009. Differences between the purchase price estimates and actual results that arose on or before June 30, 2009 resulted in adjustments to the purchase price allocation.

On January 24, 2007, we acquired 100% of the membership interests in XpressTrade, an Illinois limited liability company based in Chicago, for 504,546 shares of the Company’s common stock, cash of $24.8 million, net of cash acquired and the assumption of certain liabilities.

Our consolidated financial statements include the results of operations for XpressTrade beginning on January 25, 2007. The purchase price of the XpressTrade acquisition of $37.9 million includes $28.9 million in acquired goodwill and $4.8 million in fair value of intangible assets at the time of acquisition. The acquired intangible assets included $4.5 million in customer relationships that are being amortized over five years and $0.3 million in a trade name that was deemed to have an indefinite life. The purchase price allocation for the XpressTrade acquisition was finalized as of January 24, 2008. Differences between the purchase price estimates and actual results that arose on or before January 24, 2008 resulted in adjustments to the purchase price allocation.

Employees

At December 31, 2009, we had 423 full-time employees. Of these employees, 291 were employed in the brokerage services segment, approximately 111 of which were licensed brokers and 132 were employed by the education services segment. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Available Information

We are required to file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.optionsXpress.com. Please note that these website addresses are provided as inactive textual references only. We make available free of charge through our website our Annual Report on Form 10-K, annual proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore, not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Regulation

Overview

Our brokerage services business and the brokerage industry in general are highly regulated. As a matter of public policy, regulatory bodies in the United States are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets, not with protecting the interests of creditors or stockholders of securities firms such as our broker-dealer subsidiaries. optionsXpress, Inc. is a broker-dealer registered with the SEC and is a member of FINRA, Securities Investor Protection Corporation, the National Securities Clearing Corporation and DTCC, and the OCC. optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the Boston Options Exchange, the American Stock Exchange, the NYSE Arca Exchange and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer and investment advisor registered with the SEC and a member of FINRA.

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

optionsXpress Canada Corp. is registered with the Investment Industry Regulatory Organization of Canada (“IIROC”). optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore (“MAS”). optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets (“AFM”). optionsXpress Australia Pty Limited is registered with and licensed by the Australian Securities and Investments Commission (“ASIC”).

Products and services offered through the Education Segment are not currently subject to the prior approval of any government regulatory body. However, certain foreign countries require that we register with their respective securities commissions before conducting investment-related workshops. For example, we have registered with ASIC.

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

Foreign Jurisdictions and Regulation

While we effect brokerage transactions solely in the United States, our customers access our services through the Internet. In any foreign jurisdiction in which we have customers, there is a possibility that a regulatory authority could assert jurisdiction over our activities and seek to subject us to the laws, rules and regulations of that jurisdiction. We are registered to conduct brokerage activities in Australia, Canada, Singapore and the European Union.

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

Segment Information

See Part II — Financial Statements and Supplementary Data, Item 8 Note 26 “SEGMENT REPORTING” to the Consolidated Financial Statements for financial information relating to our segments.

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

In recent years, firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, both within and outside the United States. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions. New laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses or those of our clients may adversely affect our businesses. Recent market disruptions have led to numerous proposals for changes in the regulation of the financial services industry, including significant additional regulation. Regulatory changes (including changes in the interpretation or enforcement of existing regulations) could lead to business disruptions, could impact the value of assets that we hold or the scope or profitability of our business activities, could require us to change certain of our business practices and could expose us to additional costs (including compliance costs) and liabilities as well as reputational harm, and, to the extent the regulations strictly control the activities of financial services firms, make it more difficult for us to distinguish ourselves from competitors.

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

The market for electronic brokerage services is rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc., Scottrade, Inc., TradeStation Group, Inc., TradeKing, optionsHouse, and TradeMonster. We also encounter competition from the broker-dealer affiliates of established full commission brokerage firms as well as from mutual fund sponsors, banks and other organizations that provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, and have greater name recognition and a more extensive customer base than we do.

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

In addition, a portion of our revenue is derived from payment for order flow. We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Competition between execution agents and the implementation of order handling rules and decimalization of stock prices have made it less profitable for execution agents to offer order flow payments to broker-dealers. If these payments were to be reduced or eliminated for competitive or other reasons, our business could be materially adversely affected. Payment for order flow represented approximately 11.5% of our net revenue for the year ended December 31, 2009.

In January 2007, all of the option exchanges, at the direction of the SEC, instituted a pilot program to allow the options of certain underlying symbols to be quoted and traded in $0.01 increments in lieu of the $0.05 increments previously used. The initial pilot program consisted of a total of 63 underlying securities and was completed in March 2008. The SEC subsequently approved expanding the pilot to an additional 300 underlying securities, to be implemented in increments of 75 underlying securities in each of November 2009, February 2010, May 2010 and August 2010. The pilot has resulted in a reduction to our payment for order flow. Additional extensions of the pilot program or other actions taken by the SEC related to payment for order flow may have an adverse effect on our revenues and profitability.

Our business may be adversely affected by conditions in the global financial markets and economic conditions generally.

Our business does not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Although equity markets have begun to recover, equity values still remain well below the values achieved in 2007. Further or continued turmoil in the financial markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments which may reduce our net income, revenues and have a material adverse effect on our business.

We have exposure to interest rate risk.

A significant portion of our revenue is generated from investing customer cash that is deposited with us in interest-earning assets offset by interest liabilities we pay our customers on those deposits. In addition, we earn fees on our customer’s cash sweeps to a third-party manager. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in us earning a larger net interest spread. Conversely, a falling interest rate environment generally results in us earning a smaller net interest spread.

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

We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2009, we had $148.5 million in credit extended to our customers. In addition, we may be obligated for margin extended to our customers by our third-party clearing agents on collateralized securities and futures positions.

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

In order to help us provide our customers with the most favorable trade execution, we sometimes take proprietary short-term positions in market-listed equities and equity options. We may incur trading losses related to these activities since they primarily involve the purchase or sale of securities for our own account. We attempt to manage this risk by hedging our proprietary positions so that changes in market prices do not materially change the value of our securities, but we cannot assure you that we will be able to manage such risk successfully or that we will not experience losses from such activities.

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

We rely on a number of third parties for various services. These include the services of market makers and exchanges to execute customer orders and other third parties for back office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. Third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers. Furthermore, we have offsite third-party data center operations that are critical to our business. To facilitate our securities self-clearing operations, we rely on third-party software and systems, including Sungard Financial Systems’ Phase3 securities trade processing and settlement software system. Our customers also rely on cash sweeps from their customer accounts to third-party managers.

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

Our common stock and the U.S. securities markets in general, have experienced significant price fluctuations in recent years. The market prices of securities of financial services and Internet-related companies, in particular, have been especially volatile. The price of our common stock could decrease substantially. In addition, because the market price of our common stock tends to fluctuate significantly, we could become the object of securities class action litigation which could result in substantial costs and a diversion of management’s attention and resources.

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

Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 43% of our outstanding common stock. As a result, these stockholders, acting together, will have significant influence over the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary items. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

We hold tax-free municipal auction rate securities (“ARS”) backed by student loans issued under the Federal Family Education Loan Program (“FFELP”). Our ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all our ARS have failed since February 2008. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops.

Of the $72.7 million par value of ARS held by us as of December 31, 2009, approximately $48.7 million were sold by UBS AG (“UBS”) and have been classified as trading securities. In November 2008, we accepted an offer from UBS, entitling us to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS Put Right”). Prior to June 30, 2010, UBS is offering no net cost loans using our eligible ARS as collateral to provide interim liquidity. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails.

UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. The reduction in associated market value of the UBS ARS during the year ended December 31, 2009 of approximately $2.5 million has been recorded as a charge to earnings, which has been substantially offset by a gain in the value of the UBS Put Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, we may incur losses on these ARS.

The remaining $24.0 million in par value of ARS were sold by another investment advisor, who has not made an offer similar to UBS and we have continued to classify such ARS as available-for-sale securities. Accordingly, the reduction in associated market value during the year ended December 31, 2009 of approximately $1.9 million has been recorded in other comprehensive income. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or take impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

For additional information regarding our ARS, please see Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, “Liquidity and Capital Resources”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters and primary data center, located in Chicago, Illinois. We also lease office space in several cities throughout the United States and Australia. The following table sets forth certain information with respect to our main facilities:

Location	Space	Principal Usage

Chicago, IL	41,100 sq. feet	Corporate Headquarters
El Paso, TX	10,000 sq. feet	Customer Service Center
Powell, OH	5,600 sq. feet	Office Space
Redwood City, CA	6,100 sq. feet	Office Space
Santa Rosa, CA	2,100 sq. feet	Office Space
Sydney, Australia	5,300 sq. feet	Office Space
Houston, TX	2,400 sq. feet	Office Space

We believe that our facilities are suitable and adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2009.

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

	Common Stock		Common Stock
	Closing Sales Price 2009		Closing Sales Price 2008
	High	Low	High	Low

First Quarter	$13.86	$8.66	$33.39	$19.56
Second Quarter	$19.31	$11.56	$24.67	$19.77
Third Quarter	$18.55	$14.09	$26.52	$19.42
Fourth Quarter	$18.48	$13.99	$19.01	$11.29

The closing sale price of our common stock as reported on the Nasdaq Global Market on February 22, 2010 was $15.75 per share. As of that date, there were 36 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information previously provided to us by depositories and brokers, we believe there are more than 14,000 beneficial owners.

Performance Graph

The Company performance information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the Company performance information shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 Act, as amended, or the Exchange Act. Our Common Stock has been listed on the Nasdaq Global Market under the symbol “OXPS” and registered under Section 12 of the Securities and Exchange Act of 1934 since January 27, 2005, the date of our initial public offering. The following graph shows the cumulative stockholder return on our common stock with the Russell 2000 Stock Index and stock making up an industry peer group, in each case assuming an initial investment of $100 and full dividend reinvestment, for the period beginning on January 27, 2005 and ending on December 31, 2009.

The Peer Group is comprised of the following companies whose primary business is online brokerage:

•	The Charles Schwab Corporation;

•	E*TRADE Financial Corporation;

•	TD Ameritrade Holding Corporation; and

•	TradeStation Group, Inc.

Dividends

We paid a quarterly dividend of $0.08 per share in the first quarter of 2009 and did not pay any additional dividends in 2009. This compares to total dividends of $0.32 per share paid in 2008.

The declaration of any future dividends and, if declared, the amount of any such dividend, will be subject to our actual future earnings, capital requirements, regulatory restrictions and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, alternative uses of capital, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In July 2009, in connection with the first annual contingent payment for the OEC acquisition in July 2008, we issued 82,208 shares of our common stock to the members of OEC and approximately $2.2 million in cash. We relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issue such shares of common stock. There were no underwriters involved in our issuance of common stock to members of OEC.

Purchases of Equity Securities by the Issuer

The following table provides information about our repurchases of our common stock during the three months ended December 31, 2009:

				Total	Approximate
				Number of	Dollar Value of
				Shares	Shares that
				Purchased	May Yet Be
	Total		Average	as Part of	Purchased
	Number of		Price	Publicly	Under the Plans
	Shares		Paid per	Announced	or Programs
Period	Purchased		Share	Plans	(2)(3)(4)

October 1 through October 31, 2009	25,000		$16.77	25,000	$25,378,436
November 1 through November 30, 2009	25,000		16.26	25,000	24,972,009
December 1 through December 31, 2009	176,633		14.72	176,633	22,372,656

	226,633	(1)	$15.11	226,633	$22,372,656

(1)	Represents repurchased shares which were retired to authorized, but unissued. Represents shares that were repurchased by us pursuant to a stock repurchase program approved by our Board of Directors on February 13, 2008 that authorizes us to repurchase up to $100 million of our outstanding common stock (the “2008 Repurchase Program”). The 2008 Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors.

(2)	Does not include shares that may be repurchased from Ned. W. Bennett, our Executive Vice Chairman and founder pursuant to a stock purchase agreement we entered into with him on February 14, 2008 (the “Bennett Stock Purchase Agreement”). The Bennett Stock Purchase Agreement does not have an expiration date and does not create an obligation for us to buy, or Mr. Bennett to sell to us, any of his shares of our common stock. The number of shares we may purchase under the Bennett Stock Purchase Agreement is limited to 200,000 shares per year, but the total number of shares is limited only by the number of shares of our common stock that Mr. Bennett may hold from time to time

(3)	Includes shares that may yet be repurchased by us pursuant to the 2008 Repurchase Program.

(4)	Includes shares that may yet be repurchased by us pursuant to a stock repurchase program approved by our Board of Directors on February 24, 2009 that authorizes us to repurchase up to $20 million of our outstanding common stock (the “2009 Repurchase Program”). The 2009 Repurchase Program has no expiration date and may be terminated at any time by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary consolidated financial and operating data should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The financial information for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 set forth below was derived from our audited consolidated financial statements and related notes. The historical financial and operating information may not be indicative of our future performance.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Results of Operations
Revenues
Commissions	$159,536	$167,562	$153,913	$123,305	$91,410
Other brokerage related revenue	26,765	30,832	35,389	33,816	24,503
Interest revenue and fees	17,787	46,956	62,493	30,781	12,813
Interest expense	(245)	(1,794)	(7,015)	(1,440)	—

Net interest revenue and fees	17,542	45,162	55,478	29,341	12,813
Education revenue	24,398	—	—	—	—
Other income	5,177	3,002	2,250	470	257

Net revenues	$233,418	$246,558	$247,030	$186,932	$128,983
Expenses
Compensation and benefits	$42,452	$28,571	$26,499	$21,510	$14,175
Brokerage, clearing, and other related expenses	31,931	27,675	19,910	21,583	15,295
Brokerage advertising	17,608	20,716	14,816	7,454	5,681
Education marketing and fulfillment	15,763	—	—	—	—
Depreciation and amortization	8,879	7,423	5,710	3,394	2,293
Other general and administrative	22,509	20,592	20,335	16,073	11,286

Total expenses	139,142	104,977	87,270	70,014	48,730
Income before income taxes of consolidated companies	94,276	141,581	159,760	116,918	80,253
Income taxes	33,439	51,008	61,830	45,158	31,512

Net income of consolidated companies	60,837	90,573	97,930	71,760	48,741
Net income attributable to non-controlling interests	70	258	211	31	—
Net income	$60,767	$90,315	$97,719	$71,729	$48,741

Net income per share — basic	$1.05	$1.49	$1.55	$1.15	$0.79
Net income per share — diluted	$1.05	$1.49	$1.55	$1.15	$0.79
Weighted average shares — basic	57,925	60,566	62,923	62,319	60,136
Weighted average shares — diluted	58,081	60,720	63,131	62,612	62,055

	As of December 31,
	2009	2008	2007	2006	2005

Statistical Data
Number of customer accounts (at period end)(1)	351,200	318,600	262,400	204,600	161,800
Daily average revenue trades (“DARTs”)(2) Retail DARTs	31,500	36,500	35,500	27,200	19,600
Institutional DARTs(3)	12,600	7,100	—	—	—

Total DARTs	44,100	43,600	35,500	27,200	19,600
Customer trades per account(4)	33	38	38	37	38
Average commission per trade	$14.41	$15.27	$17.38	$18.13	$18.54
Option trades as a % of total trades	42%	53%	67%	74%	76%
Brokerage advertising expense per net new customer account(5)	$540	$388	$304	$138	$93
Balance Sheet (at period end, in thousands)
Cash and investments in securities	$249,839	$204,387	$228,667	$194,665	$105,533
Total assets	1,546,321	972,333	1,155,511	687,524	126,569
Total liabilities	1,235,446	704,038	877,561	506,665	8,050
Total stockholders’ equity	310,875	268,295	277,950	180,859	118,519
Dividends
Dividends declared per share (during the period)	$0.08	$0.32	$0.25	$0.20	$0.72

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Includes all OEC and other institutional revenue-generating trades beginning in July 2008.

(4)	Customer trades per account are total trades divided by the average number of total customer accounts during the period.

(5)	Calculated based on total net new customer accounts opened during the period. Excludes accounts acquired in the XpressTrade and OEC acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We offer a comprehensive suite of brokerage services for option, futures, stock, mutual fund, and fixed-income investors. While our initial focus was on the rapidly expanding listed equity options market, we have been recognized as offering the leading online retail brokerage platform based on the quality of our proprietary technology and our customer experience. Our option trades represented approximately 2% of all listed U.S. options volume for the year ended December 31, 2009. Our revenue consists primarily of commissions from customers’ trades of options, futures, stocks, mutual funds and fixed-income products, payment for our order flow from exchanges and liquidity providers, interest revenue and fees from customer and company cash and investments and education services from our Optionetics subsidiary.

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

Interest revenue and fees consists of the income generated by charges to customers on margin balances and customer cash held and invested by us, net of interest paid to customers on their credit balances, fees earned on customer assets invested in our FDIC-insured sweep programs and money market funds and income generated by our cash held in investments. In conjunction with the FDIC insured sweep programs, the fee we earn is interest paid to us by banks in the program, net of interest paid to customers on their sweep balances. Education revenue consists of the sales of seminars, online study courses, coaching sessions and software products in the Education services segment, including the change in the deferred balance of education revenue being recognized.

Commissions represented 68.3%, 68.0% and 62.3% of our total revenues in 2009, 2008 and 2007, respectively. Other brokerage related revenue represented 11.5%, 12.5% and 14.3% of our total revenues in 2009, 2008 and 2007, respectively. Net interest revenue and fees represented 7.5%, 18.3% and 22.5% of our total revenues in 2009, 2008 and 2007, respectively. Education revenue represented 10.5%, 0.0% and 0.0% of our total revenues in 2009, 2008 and 2007, respectively. Other income represented 2.2%, 1.2% and 0.9% of our total revenues in 2009, 2008 and 2007, respectively.

Operating Expenses

In 2009, our largest expense item was employee compensation and benefits, which includes salaries, bonuses, contributions to benefit programs and other related employee costs. Due to the efficiencies created by our technology and brokerage platform, our employee compensation expense is a lower percentage of revenue than our major online competitors and other traditional, full service brokerage firms. Brokerage, clearing and other related expenses include commission payouts to introducing brokers at OEC and commission payouts to independent registered representatives on the brokersXpress platform. Brokerage, clearing and other related expenses also include back office software and other third-party services we use to support our self-clearing operations, fees to clearing organizations, exchanges and third-party broker-dealers.

Advertising costs are expensed as incurred, except for the production of broadcast advertising, which is expensed when the first broadcast airs, and includes production and communication of advertising and other marketing activities. Education marketing and fulfillment includes costs associated with promoting and hosting our education events, costs required to obtain the content for our online subscription services and other third party costs to produce the products we sell from our education segment. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of capitalized software and other intangible assets. Other general and administrative expenses include securities and futures quotation costs, technology and telecommunication expenses, lease expenses on office space, professional fees, travel expenses and other miscellaneous expenses.

Results of Operations

The following table sets forth our total revenues and consolidated statements of operations data for the periods presented as a percentage of total revenues:

	Year Ended December 31,
	2009	2008	2007

Results of Operations
Net revenues (in thousands)	$233,418	$246,558	$247,030
Compensation and benefits	18.2%	11.6%	10.7%
Brokerage, clearing, and other related expenses	13.7	11.2	8.0
Brokerage advertising	7.5	8.4	6.0
Education marketing and fulfillment	6.8	—	—
Depreciation and amortization	3.8	3.0	2.3
Other general and administrative	9.7	8.5	8.4
Income before income taxes	40.3	57.3	64.6
Income taxes	14.3	20.7	25.0
Net income	26.0	36.6	39.6

Year Ended December 31, 2009 versus Year Ended December 31, 2008

Overview

Our results for the year ended December 31, 2009 reflect the following principal factors:

•	total customer accounts increased by 32,600 to 351,200, or 10.2%;

•	total trades increased by 0.1 million to 11.1 million, or 0.9%;

•	the target federal funds rate of 0.00-0.25% throughout 2009; and

•	the incorporation of Optionetics results beginning May 4, 2009

Commissions

Our commissions decreased $8.1 million, or 4.8%, for the year ended December 31, 2009 to $159.5 million compared to $167.6 million for the year ended December 31, 2008. The decrease in commissions was the result of the 14.0% decrease in the number of retail trades, which was partially offset by a 77% increase in the number of institutional trades due to the full year of OEC institutional trades, which were included in our results beginning July 1, 2008. These institutional trades have a significantly lower average commission per trade than our retail business, resulting in a 5.6% decrease in our overall average commission per trade.

Other brokerage-related revenue

Other brokerage-related revenue decreased $4.0 million, or 13.2%, for the year ended December 31, 2009 to $26.8 million compared to $30.8 million for the year ended December 31, 2008. The decrease in other brokerage-related revenue was due to a reduction in the rate per contract collected, primarily as a result of the expansion of the penny pilot program and the reduction in total option contracts traded as a result of fewer trades.

Net interest revenue and fees

Net interest revenue and fees decreased $27.7 million, or 61.2%, to $17.5 million for the year ended December 31, 2009 compared to $45.2 million for the year ended December 31, 2008. The decrease in net interest revenue and fees was primarily the result of the decline in short-term interest rates, which was partially offset by higher balances.

Education revenue

Education revenue was $24.4 million for the year ended December 31, 2009. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education revenue.

Other income

Other income increased $2.2 million, or 72.5%, for the year ended December 31, 2009 to $5.2 million compared to $3.0 million for the year ended December 31, 2008. The increase in other income was due to the adjustments in fair value of certain acquired liabilities and an increase of a number of miscellaneous items.

Compensation and benefits

Compensation and benefits expenses increased $13.9 million, or 48.6%, to $42.5 million for the year ended December 31, 2009 from $28.6 million for the year ended December 31, 2008. Increased compensation and benefits expenses were primarily due to an increase in the number of employees from 305 at December 31, 2008 to 423 at December 31, 2009. This increase was primarily driven by the acquisition of Optionetics on May 4, 2009.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses increased $4.2 million, or 15.4%, to $31.9 million for the year ended December 31, 2009 from $27.7 million for the year ended December 31, 2008. Brokerage, clearing and other related expenses were higher primarily due to the full year of results from OEC, which was included in our financial statements beginning July 1, 2008, and higher payouts to the independent registered representatives of our brokersXpress subsidiary.

Brokerage advertising

Brokerage advertising expenses decreased $3.1 million, or 15.0%, to $17.6 million for the year ended December 31, 2009 from $20.7 million for the year ended December 31, 2008. The decrease in advertising expense was due to a decrease in spending across all advertising channels. Advertising expense per net new account increased to $540 for the year ended December 31, 2009 from $388 for the year ended December 31, 2008.

Education marketing and fulfillment

Education marketing and fulfillment expenses were $15.8 million for the year ended December 31, 2009. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education marketing and fulfillment expenses.

Depreciation and amortization

Depreciation and amortization expenses increased $1.5 million, or 19.6%, to $8.9 million for the year ended December 31, 2009 from $7.4 million for the year ended December 31, 2008. Increased depreciation and amortization expenses were primarily due to the intangible and fixed assets related to our acquisitions of Optionetics on May 4, 2009 and OEC on July 1, 2008.

Other general and administrative

Other general and administrative expenses increased $1.9 million, or 9.3%, to $22.5 million for the year ended December 31, 2009 from $20.6 million for the year ended December 31, 2008. Increased other general and administrative expenses were primarily due to the incorporation of other general and administrative costs resulting from the acquisition of Optionetics on May 4, 2009.

Income taxes

Income taxes decreased $17.6 million, or 34.4%, to $33.4 million for the year ended December 31, 2009 from $51.0 million for the year ended December 31, 2008. Lower income taxes were primarily due to the 33.4% reduction of income before income taxes.

Net income

As a result of the foregoing, we reported $60.8 million in net income for the year ended December 31, 2009, as compared to $90.3 million in net income for the year ended December 31, 2008, a decrease of $29.5 million, or 32.7%.

Segment information

Brokerage Services

Brokerage services net revenues decreased $37.6 million, or 15.2% for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to the decrease in net interest revenues and fees, which was driven by a decline in short term interest rates and lower commissions due to lower retail trade volume. Income before income taxes decreased $45.0 million, or 31.9% for the year ended December 31,

2009 compared to the year ended December 31, 2008 primarily due to the decline in revenues, and the increase in expenses that resulted from a full year of OEC expenses, which began July 1, 2008.

Education Services

Education services net revenues were $25.5 million and the loss before taxes was $2.1 million for the year ended December 31, 2009. The Company began reporting revenues and losses before taxes in Education services as a result of the acquisition of Optionetics, which closed on May 4, 2009.

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

Brokerage advertising

Brokerage advertising expenses increased $5.9 million, or 39.8%, to $20.7 million for the year ended December 31, 2008 from $14.8 million for the year ended December 31, 2007. The increase in advertising expense was due to an increase in spending across all advertising channels. Advertising expense per net new account increased to $388 for the year ended December 31, 2008 from $304 for the year ended December 31, 2007.

Education marketing and fulfillment

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

Other general and administrative

Other general and administrative expenses increased $0.3 million, or 1.3%, to $20.6 million for the year ended December 31, 2008 from $20.3 million for the year ended December 31, 2007. Increased other general and administrative expenses were primarily due to the additional costs associated with the overall growth of our business.

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

Segment information

Brokerage Services

Brokerage services net revenues decreased $0.4 million, or 0.2% for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the decrease in net interest revenues and fees, which was largely offset by higher commissions. Income before income taxes decreased $18.2 million, or 11.4% for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the increase in expenses that resulted from the acquisition of OEC.

Education Services

The Company began reporting revenues and losses before taxes in education services as a result of the acquisition of Optionetics, which closed on May 4, 2009.

Liquidity and Capital Resources

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies, including the SEC, FINRA, the CBOE, the CFTC and the NFA, relating to liquidity and capital standards, which may limit the funds available for the payment of dividends to us.

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

Our ARS portfolio consists entirely of securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are AAA-rated with the exception of two issues totaling $6.0 million in par value, and all of our ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS will be unable to satisfy the terms of the indentures or that the underlying credit quality of the assets backing our ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $34.9 million of our ARS securities have been redeemed by issuers or our brokers at par. We believe we have the ability, if necessary, to hold our ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.

At December 31, 2009, there was insufficient observable ARS market information available to determine the market value of our investments in ARS. Therefore, we have continued to designate the ARS as Level 3 financial assets under Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. We calculate the income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate.

For the economic life of the ARS, we relied on estimates based in part on issuer statements regarding the intent and likelihood of the ARS being redeemed or refinanced, the economic life of the loans currently outstanding in the trusts and observed redemption and refinance activity throughout 2009. Based on our analysis, the weighted average economic life was estimated to be approximately four years. We used the current yield of the ARS, which we then adjusted for the expected tax benefit. For the fair market interest rates used in our discounting analysis, we used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 200bps-300bps over the London Interbank Offered Rate (“LIBOR”). We also relied upon the indentures underlying the ARS and other market information in determining these assumptions.

Of the $72.7 million par value of ARS as of December 31, 2009, approximately $48.7 million were sold by UBS and have been classified as trading securities. In November 2008, we accepted an offer from UBS, entitling us to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012, (the “UBS Put Right”). Prior to June 30, 2010, UBS is offering no net cost loans using our eligible ARS as collateral to provide interim liquidity. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails.

UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. We have adopted the fair value option under FASB ASC Topic 825, Financial Instruments, to classify the UBS Put Right and the ARS sold by UBS as trading securities. Our calculation of fair value of the UBS ARS at December 31, 2009 implied an impairment of fair value of approximately $2.5 million, which has been recorded as an unrealized loss in other income on the consolidated statement of operations. This impairment has been substantially offset by a realized gain in the value of the UBS Put Right. The fair value of the ARS held at UBS is approximately $46.2 million. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, we may incur losses on these ARS.

The remaining $24.0 million in par value ARS were sold by another investment advisor, who has not made an offer similar to UBS, and therefore, we have continued to classify them as available-for-sale securities. Our calculation of fair value of the ARS not held at UBS at December 31, 2009 implied an impairment of fair value of approximately $1.9 million, which has been recorded through accumulated other comprehensive income on the statement of financial condition, and the carrying fair value of those ARS was approximately $22.1 million. If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

As of December 31, 2009, optionsXpress, Inc. had net capital requirements of $17.9 million and net capital of $97.5 million. As of December 31, 2008, optionsXpress, Inc. had net capital requirements of

$8.9 million and net capital of $76.0 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.

In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of December 31, 2009, we had interest-bearing security deposits and short-term treasury bills totaling $30.2 million deposited with clearing organizations for the self-clearing of equities and option trades.

As of December 31, 2009, we had $881.2 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $1,179.2 million at December 31, 2009.

Credit Facility

We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.

To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of December 31, 2009, there was no balance outstanding on this credit facility.

Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.

Cash Flow

Cash provided by operating activities was $105.8 million for the year ended December 31, 2009, compared to cash provided by operating activities of $106.5 million for the year ended December 31, 2008. Cash provided by operating activities decreased 0.6% due to the increase of cash segregated in compliance with federal regulations and receivables from brokers, dealers and clearing organizations which was partially offset by the increase of payables to brokerage customers and the 32.7% decrease in net income.

Cash used in investing activities was $17.8 million for the year ended December 31, 2009, compared to cash provided by investing activities of $44.0 million for the year ended December 31, 2008. The primary reason for the decrease in cash provided by investing activities was primarily due to the decreased redemptions of investments in securities.

Cash used in financing activities was $23.5 million for the year ended December 31, 2009, compared to cash used in financing activities of $106.5 million for the year ended December 31, 2008. The decrease of cash used in financing activities was primarily due to the reduction of cash used to repurchase our outstanding common stock.

Capital Expenditures

Capital expenditures were $4.9 million for the year ended December 31, 2009, compared to $5.7 million for the year ended December 31, 2008. The decrease in capital expenditures was related to a decreased level of fixed asset additions. Capital expenditures for the years ended December 31, 2009 and 2008 included capitalized software development costs, which we capitalized in accordance with FASB ASC Topic 350-50, Website Development Costs (“ASC 350-50”), primarily related to the development of our technology.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments at December 31, 2009:

	Payments Due by Period
	(In thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	$7,877	$1,650	$3,111	$2,645	$471
Purchase obligations	3,198	2,838	360	—	—

Total	$11,075	$4,488	$3,471	$2,645	$471

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, since the actual timing of the future payments made may vary from the stated contractual obligations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an ongoing basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we believe the accounting policies that have a material impact on our consolidated financial statements and require management to make assumptions and estimates involving significant judgment related to the valuation of our goodwill, the fair value of our contingent liability, the fair value of our investments in securities, specifically our investments in ARS, and capitalization our of software development.

Valuation of Goodwill

We test goodwill for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable. In performing the impairment tests, we utilize quoted market prices of our common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to our reporting units, if applicable, based on operating revenues, and is compared with the carrying value of the reporting units.

Contingent Consideration

We fair value the contingent consideration on at least a quarterly basis, or whenever events and circumstances indicate that the fair value has materially changed. In performing the fair value valuation, we use a discounted cash flow model to value our contingent consideration liability. Our valuation model is based on both the estimated future profitability and the number of new customer accounts generated by the business unit.

Investments in Securities

Our investments in securities consist of ARS backed by student loans issued under the FFELP program and the UBS Put Right associated with ARS held at UBS. We determine the fair value of our ARS and the UBS Put Right using the income method. We calculate the income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. For additional information regarding our ARS and our valuation methodology and assumptions, please see Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, “Liquidity and Capital Resources”

For the available-for-sale ARS, if the calculated fair value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary. We consider various factors in determining whether an impairment is other-than temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an impairment is other-than-temporary, the difference between the fair value and the carrying value is recorded as an impairment charge in the consolidated statement of operations. Impairments that we conclude are temporary are recorded in accumulated other comprehensive loss in the consolidated statement of financial condition.

Software

Costs associated with software developed for internal use include capitalized costs based on ASC 350-50. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of the software that does not meet the capitalization criteria are expensed as incurred. These capitalized costs are amortized on a straight-line basis over three years. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We utilize a project management system to assist in validating the underlying estimates used in the determination of time devoted. We periodically review the capitalized costs for impairment.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820 by requiring additional disclosures regarding fair value measurements. Specifically, the amendment requires additional disclosures of i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 positions, ii) the transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis as well as the reasons for the transfers and iii) the purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 roll forward table. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010. Therefore, ASU 2010-06 will be effective for our fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on our financial statements.

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

Interest Rate Risk

As a self-clearing broker-dealer, we hold interest-earning assets, which mainly consist of customer funds required to be segregated in compliance with federal regulations. Interest-earning assets are financed primarily by short-term interest-bearing liabilities in the form of customer cash balances. We earn a net interest spread on the customer balances, as well as on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since we set the rate paid on customer cash balances and the rate charged on customer margin loans, we are able to manage a portion of our interest rate risk. However, a rising interest rate environment generally results in our earning a larger net interest spread while a falling interest rate environment generally results in our earning a smaller net interest spread. We also earn fees on our customer cash balances that are swept to a third-party FDIC program. These fees generally increase in a rising rate environment and decline in falling rate environment.

We have estimated the additional impact to pretax income that hypothetical interest rate changes would have to balances as of December 31, 2009. We estimate that as of December 31, 2009, an immediate 100 basis point increase in short-term rates would result in an addition of approximately $24 million in annual pre-tax income from current levels. Although it is difficult to anticipate the behavior of money market participants if the Federal Funds Target rate is lowered from a range of 0 bps — 25 bps to 0 bps, we estimate that a Federal Funds rate of 0 bps would result in approximately $4 million less in annual pretax income from current levels.

Credit Risk

We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2009, we had $148.5 million in credit extended to our customers. In addition, we may be obligated for margin extended to our customers by our third-party clearing agents on collateralized securities and futures positions.

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

Securities Risk

In order to help us provide our customers with the most favorable trade execution, we sometimes take proprietary short-term positions in listed equity and option securities. We attempt to manage this risk by hedging our proprietary positions so that changes in market prices do not materially change the value of our securities. However, our hedging strategy may not be effective and may expose us to losses on these securities.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing the operational effectiveness of the Company’s internal control over financial reporting. The results of its assessment were reviewed with the Audit Committee of the Board of Directors.

Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its attestation report on the effectiveness our internal controls over financial reporting as of December 31, 2009. The attestation report is included in this section of the Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
optionsXpress Holdings, Inc.:

We have audited optionsXpress Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). optionsXpress Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, optionsXpress Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of optionsXpress Holdings, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 1, 2010

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 27, 2010, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

Page
Number	Description

F-1	Index to Consolidated Financial Statements
F-2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
F-3	Consolidated Statements of Financial Condition at December 31, 2009 and 2008
F-4	Consolidated Statements of Operations at December 31, 2009, 2008 and 2007
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
F-7	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Page

Schedule I — Condensed Financial Information of Registrant	S-1

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable, or is shown in the consolidated financial statements or notes thereto.

(a)(3) See attached Exhibit Index.

(b) Exhibits. See attached Exhibit Index.

(c) none

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2010.

OPTIONSXPRESS HOLDINGS, INC.

By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and
Accounting Officer)

By:	/s/ RONALD L. WETZEL
Ronald L. Wetzel
Controller

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2010.

/s/ JAMES A. GRAY James A. Gray	Chairman of the Board

/s/ NED W. BENNETT Ned W. Bennett	Director

/s/ HOWARD C. DRAFT Howard C. Draft	Director

/s/ BRUCE R. EVANS Bruce R. Evans	Director

/s/ DAVID A. FISHER David A. Fisher	Director

/s/ STEVEN FRADKIN Steven Fradkin	Director

/s/ MICHAEL SOENEN Michael Soenen	Director

/s/ S. SCOTT WALD S. Scott Wald	Director

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of optionsXpress Holdings, Inc.(8)
3.2	Amended and Restated By-laws of optionsXpress Holdings, Inc.(1)
4.1	Certificate of Common Stock of optionsXpress Holdings, Inc.(2)
10.1	Restricted Stock Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(1)(4)
10.2	Management Rights Agreement, dated January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P.(1)
10.3	optionsXpress, Inc. 2001 Equity Incentive Plan(1)
10.4	Form of optionsXpress Holdings, Inc. 2005 Equity Incentive Plan(1)
10.5	Form of optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan(1)
10.6	Amended and Restated Retention Agreement, by and between optionsXpress, Inc. and James A. Gray dated January 3, 2007(3)
10.7	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett(1)(4)
10.8	Form of Indemnification Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and its directors(1)
10.9	Amended and Restated 2005 Employee Stock Purchase Plan, incorporated by reference to the Current Report on Form 8-K, filed May 17, 2005(4)
10.10	optionsXpress Holdings, Inc, Stock Purchase Agreement, dated as of February 13, 2008, by and among Ned Bennett and optionsXpress Holdings, Inc.(5)
10.11	Employment Agreement, dated as of April 18, 2008, by and between optionsXpress Holdings, Inc. and David Fisher(4)(6)
10.12	Employment Agreement, dated as of April 18, 2008, by and between optionsXpress Holdings, Inc. and Adam DeWitt(4)(6)
10.13	optionsXpress Holdings, Inc. 2008 Equity Incentive Plan, as amended(7)
10.14	Amendment to optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan(4)
10.15	Separation Agreement dated March 9, 2009, by and between optionsXpress Holdings, Inc. and Ben Morof, incorporated by reference to the Current Report on Form 8-K filed March 12, 2009(4)
21.1	Subsidiaries of optionsXpress Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-1/A filed January 7, 2005.

(2)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-1/A, filed January 24, 2005.

(3)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Annual Report on Form 10-K filed February 29, 2008.

(4)	Management Contract

(5)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed February 14, 2008.

(6)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed April 22, 2008.

(7)	Incorporated by reference to Appendix A to optionsXpress Holdings, Inc. Proxy Statement filed April 18, 2008, as amended in optionsXpress Holdings, Inc. Proxy Statement filed May 13, 2008.

(8)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Annual Report on Form 10-K filed March 30, 2006.

optionsXpress Holdings, Inc.

Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
optionsXpress Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of optionsXpress Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of optionsXpress Holdings, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), optionsXpress Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 1, 2010

optionsXpress Holdings, Inc.

Consolidated Statements of Financial Condition

	December 31
	2009	2008
	(In thousands)

ASSETS
Cash and cash equivalents	$178,989	$114,450
Cash and investments segregated in compliance with federal regulations	881,210	427,669
Receivables from brokerage customers, net	149,871	137,502
Receivables from brokers, dealers, and clearing organizations	110,779	15,621
Investments in securities	70,850	89,937
Deposits with clearing organizations	30,245	108,409
Fixed assets (net of accumulated depreciation and amortization of $19,758 and $15,376 at December 31, 2009 and 2008, respectively)	13,263	12,979
Goodwill	81,590	44,234
Other intangible assets, net	6,525	4,569
Other assets	22,999	16,963

Total assets	$1,546,321	$972,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables to brokerage customers	$1,179,204	$675,872
Payables to brokers, dealers and clearing organizations	144	293
Accounts payable and accrued liabilities	48,471	27,848
Deferred revenue	7,434	—
Current and deferred income taxes	193	25

Total liabilities	1,235,446	704,038
Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 57,525 and 58,780 issued and outstanding at December 31, 2009 and 2008, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	15,131	28,555
Accumulated other comprehensive loss	(1,179)	(1,340)
Non-controlling interests	120	405
Retained earnings	296,797	240,669

Total stockholders’ equity	310,875	268,295

Total liabilities and stockholders’ equity	$1,546,321	$972,333

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2009	2008	2007
	(In thousands, except per share data)

Revenues
Commissions	$159,536	$167,562	$153,913
Other brokerage-related revenue	26,765	30,832	35,389
Interest revenue and fees	17,787	46,956	62,493
Interest expense	(245)	(1,794)	(7,015)

Net interest revenue and fees	17,542	45,162	55,478
Education revenue	24,398	—	—
Other income	5,177	3,002	2,250

Net revenues	233,418	246,558	247,030
Expenses
Compensation and benefits	42,452	28,571	26,499
Brokerage, clearing, and other related expenses	31,931	27,675	19,910
Brokerage advertising	17,608	20,716	14,816
Education marketing and fulfillment	15,763	—	—
Depreciation and amortization	8,879	7,423	5,710
Other general and administrative	22,509	20,592	20,335

Total expenses	139,142	104,977	87,270

Income before income taxes of consolidated companies	94,276	141,581	159,760
Income taxes	33,439	51,008	61,830

Net income of consolidated companies	60,837	90,573	97,930
Net income attributable to non-controlling interests	70	258	211

Net income	$60,767	$90,315	$97,719

Earnings per common share:
Basic	$1.05	$1.49	$1.55
Diluted	$1.05	$1.49	$1.55
Weighted-average number of common shares:
Basic	57,925	60,566	62,923
Diluted	58,081	60,720	63,131
Dividends declared per share	$0.08	$0.32	$0.25

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	Other	Non-
	Common Stock		Paid-In	Comprehensive	Controlling	Retained
	Shares	Amount	Capital	Income (Loss)	Interests	Earnings	Total

Balance, January 1, 2007	62,386	$6	$93,183	$28	$31	$87,611	$180,859
Tax benefit (Note 16)	—	—	510	—	—	—	510
Stock options expensed	—	—	1,863	—	—	—	1,863
Employee stock purchase plan	2	—	43	—	—	—	43
Stock option exercises	124	—	1,315	—	—	—	1,315
Stock issued in acquisition	505	—	11,150	—	—	—	11,150
Issuances of common stock	9	—	—	—	—	—	—
Non-controlling interest equity	—	—	—	—	211	—	211
Dividend declared	—	—	—	—	—	(15,741)	(15,741)
Net income	—	—	—	—	—	97,719	97,719
Currency translation adjustment	—	—	—	21	—	—	21

Total comprehensive income	—	—	—	21	—	97,719	97,740

Balance, December 31, 2007	63,026	$6	$108,064	$49	$242	$169,589	$277,950
Tax benefit (Note 16)	—	—	(19)	—	—	—	(19)
Stock options expensed	—	—	2,574	—	—	—	2,574
Employee stock purchase plan	3	—	41	—	—	—	41
Stock option exercises	22	—	222	—		—	222
Stock repurchases	(4,537)	—	(87,537)	—	—	—	(87,537)
Stock issued in acquisition	235	—	5,210	—	—	—	5,210
Issuances of common stock	31	—	—	—	—	—	—
Non-controlling interest equity,	—	—	—	—	163		163
net of dividend of $95
Dividend declared	—	—	—	—	—	(19,235)	(19,235)
Net income	—	—	—	—	—	90,315	90,315
Change in unrealized loss on available for sale securities, net of tax of $777	—	—	—	(1,311)	—	—	(1,311)
Currency translation adjustment, net of tax of $16	—	—	—	(78)	—	—	(78)
Total comprehensive income	—	—	—	(1,389)	—	90,315	88,926

Balance, December 31, 2008	58,780	$6	$28,555	$(1,340)	$405	$240,669	$268,295
Tax benefit (Note 16)	—	—	(94)	—	—	—	(94)
Stock options expensed	—	—	3,686	—	—	—	3,686
Employee stock purchase plan	3	—	41	—	—	—	41
Stock option exercises	13	—	45	—	—	—	45
Stock repurchases	(1,419)	—	(17,806)	—	—		(17,806)
Stock issued in contingent consideration	82	—	1,370	—	—	—	1,370
Issuances of common stock	66	—	—	—	—	—	—
Non-controlling interest equity	—	—	—	—	70	—	70
Purchase of non-controlling interest equity	—	—	(666)	—	(355)	—	(1,021)
Dividend declared	—	—	—	—	—	(4,639)	(4,639)
Net income	—	—	—	—	—	60,767	60,767
Change in unrealized loss on available for sale securities, net of tax of $697	—	—	—	158	—	—	158
Currency translation adjustment, net of tax of $16	—	—	—	3	—	—	3
Total comprehensive income	—	—	—	161	—	60,767	60,928

Balance, December 31, 2009	57,525	$6	$15,131	$(1,179)	$120	$296,797	$310,875

See accompanying notes.

.

optionsXpress Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2009	2008	2007
	(In thousands)

Operating activities
Net income	$60,767	$90,315	$97,719
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,879	7,423	5,710
Stock-based compensation	3,686	2,574	1,863
Excess tax benefit for stock-based compensation	94	19	(510)
Deferred income taxes	761	(536)	(73)
Decrease in Optionetics contingent consideration	(2,575)	—	—
Impairment of intangible assets	1,294	—	—
Unrealized (gain) loss, deferred rent and other	(529)	304	603
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(453,541)	219,878	(224,430)
Receivables from brokerage customers, net	(12,369)	69,948	(67,571)
Receivable from brokers, dealers and clearing organizations	(95,158)	21,501	(15,119)
Investments in securities	15,425	2,500	—
Deposits with clearing organizations	78,164	(80,075)	9,781
Other assets	(4,674)	(5,354)	(3,569)
Increase (decrease) in:
Payables to brokerage customers	503,332	(221,162)	283,361
Payables to brokers, dealers and clearing organizations	(149)	(7,709)	(9,420)
Accounts payable and accrued liabilities	3,999	10,679	4,914
Deferred revenue	(862)	—	—
Current income taxes	(700)	(3,807)	(116)

Net cash provided by operating activities	105,844	106,498	83,143
Investing activities
Purchases of investments in securities	—	(20,600)	(168,500)
Proceeds from sales and maturities of investments in securities	3,900	84,250	128,400
Purchases and development of computer software	(3,985)	(3,794)	(2,528)
Purchases of fixed assets	(872)	(1,949)	(8,423)
Payment of contingent consideration	(2,151)	—	—
Loan to non-affiliates	—	(1,000)	500
Dividend from affiliate	—	211	—
Cash used in acquisitions (net of cash received of $3,761, 148 and 1,360)	(14,697)	(13,130)	(24,817)

Net cash (used in) provided by investing activities	(17,805)	43,988	(75,368)
Financing activities
Exercise of stock options	45	222	1,315
Excess tax benefit for stock-based compensation	(94)	(19)	510
Purchases through employee stock purchase plan	41	41	43
Purchase of non-controlling equity interest	(1,021)	—	—
Stock repurchases	(17,806)	(87,537)	—
Dividends paid	(4,639)	(19,235)	(15,741)

Net cash used in financing activities	(23,474)	(106,528)	(13,873)

Effect of exchange rates on cash and cash equivalents	(26)	—	—
Net increase (decrease) in cash and cash equivalents	64,539	43,958	(6,098)

Cash and cash equivalents, beginning of year	114,450	70,492	76,590

Cash and cash equivalents, end of year	$178,989	$114,450	$70,492

Supplemental disclosure of cash flow information:
Income taxes paid	$33,496	$55,342	$62,060
Interest paid	245	1,794	7,015
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation (loss) gain	$(46)	$(94)	$21
Intangible assets acquired in lieu of debt repayment	2,500	—	—
Issuance of common stock in acquisitions	1,370	5,210	11,150
Non-cash change in unrealized gain (loss) on available for sale investments in securities	238	(2,088)	—

See accompanying notes.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.	Basis of Presentation

The consolidated financial statements include the accounts of optionsXpress Holdings, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company follows United States generally accepted accounting principles (“GAAP”), including certain accounting guidance used by the brokerage industry.

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants.

2.	Nature of Operations

Brokerage Services Segment

The Company’s brokerage services segment provides internet-based options, stock, bond, mutual fund and futures brokerage services to retail customers located throughout the United States and certain foreign countries.

optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), the Securities Investor Protection Corporation (“SIPC”), the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the Boston Options Exchange, the American Stock Exchange, the NYSE Arca Exchange, and the Philadelphia Stock Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of FINRA and SIPC. In addition, optionsXpress, Inc., brokersXpress LLC and Open E Cry, LLC (“OEC”, formerly known as Open E Cry) are registered with the Commodity Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is registered with the Investment Industry Regulatory Organization of Canada. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets. optionsXpress Australia Pty Limited is registered with and licensed by the Australian Securities & Investments Commission.

The Company provides security clearing and execution services for optionsXpress, Inc. customers and to all of the Company’s introducing broker-dealer subsidiaries with the exception of optionsXpress Canada Corp., which receives clearing services from Penson Financial Services Canada, Inc. As the clearing broker, optionsXpress, Inc. maintains custody and control over the assets in those customers’ accounts and provides back office functions including: maintaining customer accounts; extending credit in margin accounts; settling stock and bond transactions with the DTCC and option transactions with the OCC; settling commissions and clearing fees; preparing customer trade confirmations and statements; performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer; possession or control of customer securities, safeguarding customer funds and transmitting tax accounting information to the customer and to the applicable tax authorities; and forwarding prospectuses, proxies and other shareholder information to customers. The Company clears all of its futures accounts transactions as a non-clearing futures commission merchant through an omnibus account arrangement with several clearing futures commission merchants. optionsXpress, Inc. also maintains a facilities management agreement with a clearing futures commission merchant.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Education Services Segment

The Company’s education services segment offers a full range of education products and services which cover a broad range of financial products including stock, market analysis, options, foreign exchange and financial planning. The Company entered the education business on May 4, 2009, through the acquisition of Optionetics, Inc. and its affiliates (collectively, “Optionetics”).

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions regarding the valuation of certain investments, the valuation of goodwill and other intangible assets, the valuation of any contingent liabilities, the capitalization of internally developed software and other matters affecting the consolidated financial statements and the accompanying notes for the years presented. Actual results could differ from management’s estimates.

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

Investments in Securities

The Company’s investments in securities consist of auction rate securities (“ARS”) backed by student loans issued under the Federal Family Educational Loan Program (“FFELP”) program which have been classified as follows:

Trading.  All securities in the Company’s broker-dealer subsidiaries are classified as trading securities. ARS that the Company designates as trading assets are reported at fair value, with unrealized gains or losses resulting from changes in fair value being recognized as other income, net in the consolidated statement of operations. In November 2008, the Company accepted an offer from UBS AG (“UBS”), entitling it to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS Put Right”). The UBS Put Right has been classified as a trading security and has been included in the Company’s investments in securities in the consolidated statement of financial condition. During the fourth quarter of fiscal 2008, the Company reclassified ARS sold by UBS from available-for-sale to trading securities and elected the fair value option under FASB ASC Topic 825, Financial Instruments (“ASC 825”), for the UBS Put Right.

Available-for-sale.  The Company designates ARS not sold by UBS and held at optionsXpress Holdings, Inc. as available-for-sale, and these ARS are reported at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss) in the consolidated statement of operations.

Other-than-temporary impairment.  All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company considers various factors in determining whether an impairment is

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

other-than temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the ability and intent of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value will be recorded as an impairment charge in the consolidated statement of operations. Impairments that the Company concludes are temporary are recorded as accumulated other comprehensive loss in the consolidated statement of financial condition. During the year ended December 31, 2009, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

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

The Company capitalizes costs associated with software developed for internal use based on FASB ASC Topic 350-50, Website Development Costs, and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in the development and enhancement of software that does not meet the capitalization criteria are expensed as incurred. Capitalized internal and purchased software costs are amortized on a straight-line basis over three years. The Company periodically reviews the capitalized fixed asset costs for impairment.

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

Deferred Revenue

Deferred revenue arises from the Company’s seminars and website subscription services within its education services segment because the payments are received before the respective service has been rendered. Deferred revenue is recognized into revenue over the period that the website subscription services are performed, or at the time when the seminar is attended or the credit expires.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Commissions

The Company derives commission revenues from customer transactions in option, futures, stock, mutual fund, fixed income and insurance related products within its brokerage services segment. Commission revenues and related brokerage and clearing costs are recognized on a trade-date basis.

Other Brokerage-Related Revenue

The Company receives payment for order flow from exchanges and liquidity providers where its customers’ orders are routed within its brokerage services segment. Other brokerage-related revenue also includes any gain/(loss) earned on its proprietary short-term equity options and equity security positions. Payment for order flow is accrued for when earned based on the respective trades generating such payments.

Net Interest Revenue and Fees

Interest revenue and fees consist primarily of interest on investments, fees generated by FDIC sweep programs or money market funds held by customers, the income generated by charges to customers on margin balances and customer cash held and invested by the Company, net of interest paid to customers on their credit balances. Interest revenue and fees are recorded on an accrual basis.

Education Revenue

Education revenue within its education services segment is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

The Company sells its products separately and in various bundles that contain multiple deliverables that include seminars and web subscription services, along with its home study products. Sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in the Company’s control.

The fair value of each element is generally determined by the price charged when each element is sold separately. In certain arrangements, the Company offers these products bundled together at a discount. The discount is then allocated pro rata to each element based on the retail market price for each element.

Each type of transaction is separated into its specific categories and revenue from each category is recognized according to the following policies:

Product	Recognition Policy

Seminars	Recognized when the seminar is provided or the credit expires.
Website subscription services	Recognized on a straight-line basis over the subscription period.
Home study products	Recognized upon shipment of home study materials to the customer.

Brokerage Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities within its brokerage services segment. The Company expenses the cost of advertising as incurred, except for costs related to the production of broadcast advertising, which are expensed when the first

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

broadcast occurs. The Company did not capitalize any production costs associated with broadcast advertising for 2008 and 2009.

Education Marketing and Fulfillment

Education marketing and fulfillment includes costs associated with promoting and hosting our education events, costs required to obtain the content for our online subscription services and other third party costs to produce the products we sell from our education segment. The Company expenses the cost of advertising activities as incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs. The Company did not capitalize any production costs associated with broadcast advertising for 2008 and 2009.

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

Securities Borrowed

Securities borrowed transactions are recorded at the amount of cash collateral advanced. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash or other securities. For these transactions, the fees received by the Company are recorded as interest revenues and fees in the consolidated statement of operations.

Customer Transactions

Customer asset and liability balances related to their securities activity, excluding futures activity, are recorded on a settlement date basis in the consolidated statement of financial condition. Securities owned by customers, including those that collateralize margin or similar transactions, are not reflected in the consolidated statement of financial condition. Revenues and expenses related to customer transactions are recorded on a trade date basis in the consolidated statement of operations. Customer asset and liability balances, along with the respective revenue and expenses, related to futures activity are recorded on a trade date basis.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries that are denominated in a foreign currency are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, with the related translation gains and losses recorded as accumulated other comprehensive income (loss) in the consolidated statement of financial condition. The results from operations are translated using the average exchange rates for the period.

Stock-Based Compensation

Stock-based compensation is recognized over the requisite service period of granted awards, which is generally the vesting period of such awards. The stock-based compensation for each award is calculated based on the grant-date fair value of each award, net of estimated forfeitures, according to FASB ASC Topic 718, Stock Compensation.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Reclassification

Expenses previously reported in quotation services and technology and telecommunications have been reclassified to other general and administrative. Prior year balances have been reclassified to conform to the current year presentation.

4.	Recently Adopted Accounting Pronouncements

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 does not require new fair value measurements. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models.

In February 2008, the FASB issued an update to ASC 820, to partially defer the effective date of ASC 820 for non-financial assets and non- financial liabilities that are reevaluated at fair value in the financial statements on a non-recurring basis (at least annually). These non-financial assets include goodwill and other intangible assets. The Company adopted the update to ASC 820 effective January 1, 2009 for non-financial assets and non-financial liabilities.

In April 2009, the FASB issued several inter-related updates that require enhanced disclosures regarding certain fair value measurements. An update to ASC 820 provides guidance for determining fair values when markets become inactive and for identifying distressed transactions. An update to FASB ASC Topic 320, Investments — Debt and Equity Securities, provides guidance for determining whether debt securities are other-than temporary impaired and requires enhanced disclosures of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. An update to ASC Topic 825, Financial Instruments (“ASC 825”), and FASB ASC Topic 325, Investments — Other, require additional disclosures about the fair values of financial instruments for the interim reporting periods as well as in the annual consolidated financial statements. The Company adopted the additional guidance and required disclosures for the interim period ending June 30, 2009.

Non-controlling Interests

Effective January 1, 2009, the Company adopted FASB ASC Topic 810, Consolidation (“ASC 810”). ASC 810 has changed the accounting and reporting for minority interests, which are now classified as a separate component of equity in the consolidated statement of financial condition. ASC 810 also requires that any gain (loss) pertaining to non-controlling interest be classified as a separately stated adjustment to consolidated net income in the consolidated statement of operations.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Derivative Instruments

Effective January 1, 2009, the Company adopted FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities requiring entities to provide enhanced disclosures with the intent to provide users of financial statements with a better understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for and related interpretations and (iii) how derivative instruments and related hedge items affect an entity’s results of operations, financial position or cash flows.

Business Combinations

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 changes how business combinations are accounted for and impact the consolidated financial statements both on the acquisition date and in subsequent periods.

Subsequent Events

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

5.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820 by requiring additional disclosures regarding fair value measurements. Specifically, the amendment requires additional disclosures of i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 positions, ii) the transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis as well as the reasons for the transfers and iii) the purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 roll forward table. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010. Therefore, ASU 2010-06 will be effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

6.	Business Acquisitions

On May 4, 2009, the Company acquired 100% of the membership interests of Lanai Partners, LLC, the sole stockholder of Optionetics, for cash of $18,435, and the assumption of certain liabilities. Optionetics, based in Redwood City, California and Sydney, Australia, is a leading provider of investment education services, including live seminars, proprietary software analytics, online and offline educational products and individual coaching to potential investors in 12 countries. There may also be additional consideration payable for five years, based on the profitability of the business acquired and the number of funded brokerage accounts referred to the Company’s brokerage services segment in the 12 month period that the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7,000 for each of the first five years following the acquisition. The sum total of this contingent consideration is currently valued at $11,925, based on the projected future performance of Optionetics, the time remaining on the liability and the estimated market debt rates for the Company.

The Company’s consolidated financial statements include the results of operations for Optionetics beginning on May 4, 2009. The purchase price of the Optionetics acquisition includes $33,881 in acquired

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

goodwill and $2,200 in acquired intangible assets. The acquired intangible assets include $800 in customer lists, $700 in customer relationships and $700 in education course content that will be amortized on a straight-line basis over three, eleven and five years, respectively. The Company has expensed approximately $420 of acquisition-related costs in other general and administrative expenses on the consolidated statement of operations.

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

On July 1, 2008, the Company acquired Paragon Futures Group, Inc. (“Paragon”), the sole member of OEC, a Delaware corporation based in Ohio. The Company purchased 100% of the shareholder interest of Paragon in exchange for 235 shares of the Company’s common stock, cash of approximately $12,400, net of working capital acquired, and the assumption of certain liabilities. In July 2009, the Company issued 82 shares of the Company’s common stock and paid out cash of $2,151 in conjunction with the first annual contingent payment for a total of $3,475 in consideration. There may also be additional consideration payable each year from 2010 to 2013 based on future performance of OEC. The Company’s consolidated financial statements include the results of operations for OEC beginning on July 1, 2008.

7.	Receivables from Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations consisted of the following at December 31:

	2009	2008

Deposits for securities borrowed	$21,562	$8,364
Securities failed to deliver	84,611	2,917
Other receivables from brokers, dealers and clearing organizations	4,606	4,340

	$110,779	$15,621

8.	Investments in Securities

The following table summarizes available-for-sale investments at December 31, 2009:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses(1)	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$24,000	$(1,850)	$22,150

		$24,000	$(1,850)	$22,150

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes marked-to-market investments at December 31, 2009:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses(2)	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$48,700	$(2,517)	$46,183
Maturity less than ten years	UBS Put Right	—	2,517	2,517

		$48,700	$—	$48,700

The following table summarizes available-for-sale investments at December 31, 2008:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses(1)	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$27,900	$(2,088)	$25,812

		$27,900	$(2,088)	$25,812

The following table summarizes marked-to-market investments at December 31, 2008:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses(2)	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$64,125	$(4,446)	$59,679
Maturity less than ten years	UBS Put Right	—	4,446	4,446

		$64,125	$—	$64,125

(1)	Unrealized loss is reported as accumulated other comprehensive income in the consolidated statement of financial condition.

(2)	Unrealized gain (loss) is reported as other income in the consolidated statement of operations.

9.	Fixed Assets

Fixed assets, including capitalized software development costs, consisted of the following at December 31:

	2009	2008

Furniture and equipment(1)	$14,977	$13,484
Computer software(1)	13,900	10,744
Leasehold improvements(1)	4,144	4,127

	33,021	28,355
Less accumulated depreciation and amortization(1)	(19,758)	(15,376)

	$13,263	$12,979

(1)	As of December 31, 2009, the Company’s fixed assets include translation adjustments from its international operations. Prior to the acquisition of Optionetics on May 4, 2009, the Company did not have any material fixed asset translation adjustments.

As of December 31, 2009 and 2008, the cost of internally developed software, included in computer software, was $7,511 and $7,523, respectively. The respective accumulated amortization related to internally developed software was $3,579 and $4,071.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Goodwill

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill:

Balance, January 1, 2008	$28,616
Goodwill adjustment recorded in purchase price allocation of XpressTrade (Note 4)	406
Goodwill recorded in purchase of OEC (Note 4)	15,212

Balance, December 31, 2008	$44,234
Goodwill adjustment recorded for OEC for contingent consideration	3,475
Goodwill recorded for purchase of Optionetics, Inc. (Note 4)	33,881

Balance, December 31, 2009	$81,590

In performing the annual impairment test, the Company utilized quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company’s reporting units based on operating revenues, and was compared to the carrying value of the respective reporting unit. No impairment of goodwill was determined for the years ended December 31, 2009 and 2008. All of the goodwill has been allocated to the brokerage services segment. The Company amortizes goodwill for income tax purposes on a straight-line basis over a period of fifteen years with the exception of the goodwill recognized from the Optionetics acquisition, which is non-deductible for income tax purposes.

11.	Other Intangible Assets, Net

Other intangible assets consist of the following:

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships(1)	$8,505	$(3,383)	$5,122
Customer list(1)	777	(47)	730
Education course content(1)	777	(104)	673

	$10,059	$(3,534)	$6,525

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships	$5,810	$(1,931)	$3,879
Trade name	690	—	690

	$6,500	$(1,931)	$4,569

(1)	As of December 31, 2009, the Company’s other intangible assets, net include translation adjustments from its international operations. Prior to the acquisition of Optionetics on May 4, 2009, the Company did not have any material fixed asset translation adjustments.

The customer relationships intangible assets are being amortized on a straight-line basis over their estimated useful life ranging from three to fifteen years. The customer list intangible asset is being amortized

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

over its estimated life of eleven years. The educational course content intangible asset is being amortized over its estimated life of five years. The Company evaluates the remaining useful life on an annual basis to determine if events or trends warrant a revision to the remaining period of amortization. In February 2009, the Company received certain intangible assets valued at $2,490 in the form of customer relationships in exchange for the forgiveness of a debt owed to the Company.

Amortization expense for other intangible assets was $1,603 and $1,031 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the estimated future intangible asset amortization expense for calendar years 2010 and 2011 will be $1,793 for each year. The estimated amortization expense for calendar year 2012, 2013 and 2014 will be $705, $481 and $246, respectively.

The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s finite assets is evaluated by comparing the current and forecasted cash flows associated with the assets to the assets’ carrying values. The carrying value of the customer relationships was greater than the indicated fair value by $604. Therefore, total customer relationships impairment charges of $604 were recognized in other income and other general and administrative expenses on the consolidated statement of operations.

The trade name assets are evaluated by using the “relief-from-royalty” method, which compares the carrying amount of the asset to the discounted cash flows that the Company would have had to pay for the use of that trade name. At December 31, 2009, the trade name assets with a carrying value of $690 were reviewed for impairment. The Company determined that these trade name assets no longer had any value, and therefore, recorded a $690 impairment charge. The trade name impairment charge was recognized and included in other general and administrative expenses in the consolidated statement of operations.

12.	Other Assets

Other assets consisted of the following at December 31:

	2009	2008

Securities owned, at fair value	$12,162	$8,050
Current and deferred income tax receivable	3,718	2,205
Interest and dividend receivable	2,119	1,203
Prepaid expenses	2,094	1,212
Other receivables	1,530	3,228
Other	1,376	1,065

	$22,999	$16,963

13.	Payables to Brokers, Dealers and Clearing Organizations

Amounts payable to brokers, dealers and clearing organizations consisted of the following at December 31:

	2009	2008

Securities failed to receive	$144	$293

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31:

	2009	2008

Securities sold, at fair value	$17,520	$11,411
Accrued contingent consideration	11,925	—
Accrued expenses	11,381	10,794
Accrued employee compensation	3,030	2,323
Deferred rent	2,316	2,668
Other	2,299	652

	$48,471	$27,848

15.	Capitalization

Common Stock

At December 31, 2009 and 2008, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 57,525 and 58,780 shares were issued and outstanding at December 31, 2009 and 2008, respectively.

Preferred Stock

At December 31, 2009 and 2008, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. No preferred shares were issued and outstanding as of December 31, 2009.

Dividends

The Company has declared and paid dividends totaling $4,639, $19,235 and $15,741 during the years ended December 31, 2009, 2008, and 2007, respectively, to all common stockholders of record.

Dividends per share for each class of shares were as follows:

	2009	2008	2007

Common stock:
March 31	$0.0800	$0.0800	$0.0625
June 30	—	0.0800	0.0625
September 30	—	0.0800	0.0625
December 31	—	0.0800	0.0625

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Income Taxes

The components of income tax expense (benefit) were:

	Years Ended December 31
	2009	2008	2007

Current:
Federal	$29,150	$46,089	$49,741
State	2,336	4,526	11,671
Foreign	1,191	932	491

	32,677	51,547	61,903
Deferred:
Federal	1,106	(386)	(113)
State	133	(153)	40
Foreign	(477)	—	—

	762	(539)	(73)

Total income tax expense	$33,439	$51,008	$61,830

A reconciliation of the statutory federal income tax rate to the effective tax rate applicable to pre-tax income was as follows:

	Years Ended December 31
	2009	2008	2007

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	1.7	2.1	4.8
Other	(1.3)	(1.0)	(1.0)

	35.4%	36.1%	38.8%

Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	December 31
	2009	2008

Deferred tax assets:
Stock-based compensation	$2,425	$1,588
Net operating loss carryover	1,300	—
Deferred rent	850	990
Unrealized loss	680	777
Accrued liabilities	338	807
Other deferred tax assets	383	330

Total deferred tax assets	5,976	4,492

Deferred tax liabilities:
Property and intangible assets	(3,636)	(3,311)
Other deferred tax liabilities	(705)	(450)

Total deferred tax liabilities	(4,341)	(3,761)

Net deferred tax asset (liabilities)	$1,635	$731

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

On December 31, 2008, the Company had a liability of $100 for unrecognized tax benefits. For the year ended December 31, 2009, the Company increased its unrecognized tax benefit by $150. Therefore, the Company had a total liability of $250 for unrecognized tax benefits at December 31, 2009. The Company estimates that the unrecognized tax benefits liability balance will not significantly change during 2010.

The Company recognizes potential accrued interest and penalties pertaining to income tax related issues as an income tax expense. The Company believes it is no longer subject to U.S. federal and state income tax examinations for the years prior to 2006. The amount of deferred income tax benefit allocated to the components of other comprehensive income was $713 and $793, as of December 31, 2009 and 2008, respectively.

The Company received income tax benefits for income taxes paid in foreign jurisdictions. Subject to certain restrictions, the Company is entitled to U.S. foreign tax credit for the amount of income taxes paid in these foreign jurisdictions. Any foreign tax credit that cannot be claimed in the current year can be carried forward for a maximum period of ten years. Any foreign tax credits that cannot be claimed in the current year will expire within 10 years The Company also received income tax benefits related to the exercise of non-qualified stock options. The Company is entitled to a deduction for income tax purposes of the amount that employees report as ordinary income on these non-qualified stock options. The tax benefit relating to this tax deduction for the years ended December 31, 2009, 2008 and 2007 was $419, $288 and $510, respectively.

17.	Fair Value Measurements

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under which assets and liabilities measured at fair value will be classified are as follows:

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

Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities owned, at fair value, including $4,989 of investments in securities that are pledged as collateral for the

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company’s letter of credit, and financial instruments sold but not yet purchased at fair value as of December 31, 2009 and 2008:

December 31, 2009	Level 1(1)	Level 2	Level 3(2)	Total

Financial instruments owned, at fair value:
Money market funds included in cash and cash equivalents	$72,094	$—	$—	$72,094
Investments in securities	—	—	70,850	70,850
U.S. treasury securities included in deposits with clearing organizations	12,997	—	—	12,997
Corporate equities and derivatives included in other assets	12,162	—	—	12,162

	$97,253	$—	$70,850	$168,103

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accounts payables and accrued liabilities	$17,520	$—	$—	$17,520

	$17,520	$—	$—	$17,520

December 31, 2008	Level 1(1)	Level 2	Level 3(2)	Total

Financial instruments owned, at fair value:
Money market funds included in cash and cash equivalents	$61,393	$—	$—	$61,393
U.S. treasury securities included in cash and investments segregated in compliance with federal regulations	1,000	—	—	1,000
Investments in securities	—	—	89,937	89,937
U.S. treasury securities included in deposits with clearing organizations	16,018	—	—	16,018
Money market funds included in deposits with clearing organizations	50,000	—	—	50,000
Corporate equities and derivatives included in other assets	8,050	—	—	8,050

	$136,461	$—	$89,937	$226,398

Financial instruments sold but not yet purchased, at fair value:
Corporate equities and derivatives included in accounts payables and accrued liabilities	$11,411	$—	$—	$11,411

	$11,411	$—	$—	$11,411

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities or have quoted market prices in active markets for identical assets or liabilities.

(2)	Level 3 assets represent 42.1% and 39.7% of all financial assets measured at fair value as of December 31, 2009 and 2008 respectively.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the beginning and ending balances for the major classes of financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities-
Assets

Balance, January 1, 2008	—
Total gains/(losses), realized and unrealized(1)	(2,088)
Purchases, issuances, sales and settlements	(15,550)
Transfers in/(out) of Level 3	107,575

Balance, January 1, 2009	89,937
Total gains/(losses), realized and unrealized(1)	238
Purchases, issuances, sales and settlements	(19,325)

Balance, December 31, 2009	$70,850

(1)	See Note 8 for details on recognized unrealized loss.

The Company’s Level 3 financial assets are comprised of ARS. The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the FFELP. The Company’s ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the current liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when auctions fail. All of the Company’s ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. The Company believes it has the ability and intent, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops. Since the ARS markets began failing on February 14, 2008, $34,875 of the Company’s ARS securities have been redeemed by issuers or its brokers at par.

At December 31, 2009, there was insufficient observable ARS market information available to determine the market value of our investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company has calculated the income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate.

For the economic life of the ARS, the Company relied on estimates based in part on issuer statements regarding the intent and likelihood of the ARS being redeemed or refinanced, the economic life of the loans currently outstanding in the trusts and observed redemption and refinance activity throughout 2009. Based on its analysis, the weighted average economic life was estimated to be approximately four years. The Company used the current yield of the ARS, which it then adjusted for the expected tax benefit. For the fair market interest rates used in its discounting analysis, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 200bps-300bps over the London Interbank Offered Rate (“LIBOR”). The Company also relied upon the indentures underlying the ARS and other market information in determining these assumptions.

Of the $72,700 par value of ARS as of December 31, 2009, approximately $48,700 were sold by UBS and have been classified as trading securities. In November 2008, the Company accepted an offer from UBS,

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

entitling it to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012, UBS Put Right. The Company has adopted the fair value option under ASC 825 to classify the UBS Put Right and the ARS sold by UBS as trading securities. The Company’s calculation of fair value of the UBS ARS at December 31, 2009 and 2008 implied an impairment of fair value of approximately $2,517 and $4,447, respectively, which has been recorded as an unrealized loss in other income on the consolidated statement of operations. This impairment has been substantially offset by a realized gain in the value of the UBS Put Right. The fair value of the ARS held at UBS is approximately $46,183.

The remaining $24,000 in par value ARS were sold by another investment advisor, who has not made an offer similar to UBS, and therefore, the Company has continued to classify them as available-for-sale securities. The Company’s calculation of fair value of the ARS not held at UBS at December 31, 2009 and 2008 implied an impairment of fair value of approximately $1,850 and $2,088, respectively, which has been recorded through accumulated other comprehensive income on the consolidated statement of financial condition, and the carrying fair value of those ARS was approximately $22,150.

Non-Financial Assets and Liabilities

Effective January 1, 2009, the Company adopted the FASB update to ASC 820 for certain non-financial assets and non-financial liabilities. The adoption of this portion of the guidance was deferred according to the terms of ASC 820. This deferred portion of ASC 820 pertains to the Company’s other intangible assets and contingent liability.

The following table summarizes the non-financial assets and liabilities subject to fair value measurements along with the total impairment, if any, recognized:

	Level 1	Level 2	Level 3	Impairment

Non-financial Assets:
Customer relationships included in other intangible assets	—	—	5,122	604
Trade names included in other intangible assets	—	—	—	690

	$—	$—	$5,122	$1,294

Non-financial Liabilities:
Contingent consideration included in accounts payables and accrued liabilities (See Note 4)	$—	$—	$11,925

	$—	$—	$11,925

18.	Derivative Instruments

Effective January 1, 2009, the Company adopted ASC 815. As part of the UBS settlement agreement accepted by the Company in November 2008 (See Note 17), the Company received a UBS Put Right to sell certain ARS to UBS at par beginning in June 2010. The Company adopted the fair value option election under ASC 825 for this instrument in 2008, and accounts for any respective gain/loss as a component of other income in the consolidated statement of operations. Typically, any gain/loss in the UBS Put Right is offset by an opposite, but equal gain/loss in the value of the ARS eligible for the UBS Put Right. The Company recognized a loss of $1,929, offset by a corresponding gain, on this UBS Put Right for the year ended December 31, 2009. This loss was included as a component of other income in the consolidated statement of operations.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

To help provide customers with improved trade execution, the Company at times enters into proprietary short-term positions in equity option and equity securities. The Company attempts to hedge these positions so that changes in market prices do not materially change the value of its securities. Any gains/losses from this trading activity are recognized as part of other brokerage-related revenue in the consolidated statement of operations. For the years ended December 31, 2009 and 2008, the total gains from the Company’s proprietary trading activities were $1,168 and $2,047, respectively.

The following table sets forth the Company’s derivative instruments owned, at fair value, and derivative instruments sold but not yet purchased, at fair value:

	December 31,	December 31,
	2009	2008

Derivative instruments owned, at fair value:
UBS Put Right included in investments in securities	$2,517	$4,447
Equity options included in other assets	7,287	5,166

	$9,804	$9,613

Derivative instruments sold but not yet purchased, at fair value:
Equity options included in accounts payable and accrued liabilities	$7,220	$4,864

	$7,220	$4,864

Please refer to Note 17 for information regarding the fair value hierarchy level classification of these derivative instruments.

19.	Commitments, Contingencies, and Guarantees

Commitments

The Company leases office space and equipment under non-cancelable operating lease agreements that expire on various dates through May 2015. The aggregate future rent payments for the term of the lease, approximately $7,877, are included in the table below.

Future aggregate minimum annual lease commitments, exclusive of additional payments that may be required for certain increases in operating costs, are as follows:

December 31,
2009

2010	1,650
2011	1,625
2012	1,486
2013	1,410
2014	1,235
2015	471

$7,877

The rent expense for all office space during the years ended December 31, 2009, 2008, and 2007, totaled $1,345, $941 and $1,277, respectively.

The Company enters into agreements to purchase telecommunications and data services from various service providers. These agreements expire on various dates through June 2012. The fixed and determinable portions of these obligations are $2,838, $240 and $120 for the years ended December 31, 2010, 2011, and

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

2012 respectively. The expenses incurred related to these service agreements during the years ended December 31, 2009, 2008, and 2007, were $3,878, $1,990 and $1,541, respectively.

Credit Facility

To support its self-clearing activities, the Company established in June 2007 an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA. Any outstanding balances on this credit facility would be callable on demand. The Company anticipates that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of December 31, 2009, there was no balance outstanding on this credit facility.

General Contingencies

The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Cash and securities in the customers’ accounts collateralize margin credit balances. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options, equities or futures transactions that can expose them to risk beyond their invested capital. As of December 31, 2009, the Company had $148,533 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.

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

Other assets and accounts payable and accrued liabilities on the consolidated statement of financial condition include premiums on unrealized gains and losses for written and purchased options contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements as of December 31, 2009, at

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

the fair values of the related securities, and will incur losses if the fair values of these securities increase subsequent to December 31, 2009.

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

Guarantees

The Company introduces its Canadian securities customers’ accounts to a clearing broker who clears and carries all customer securities account activity. The Company clears its futures transactions on an omnibus account basis through several futures commission merchants. The Company has agreed to indemnify its third-party clearing broker and all of its clearing futures commission merchants for any loss that they may sustain for the customer accounts introduced to them by the Company.

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

The Company guaranteed a SG$7,500 (approximately US$5,338 as of December 31, 2009) letter of credit issued to the Monetary Authority of Singapore in connection with its subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore. The Company has pledged $4,989 of ARS investments, at fair value, to guarantee this letter of credit.

20.	Earnings Per Share

The computations of basic and diluted EPS were as follows:

	Years Ended December 31
	2009	2008	2007

Reported net income	$60,767	$90,315	$97,719

Weighted-average number of common shares outstanding — basic	57,925	60,566	62,923
Effect of dilutive securities	156	154	208

Weighted-average number of common shares outstanding — diluted	58,081	60,720	63,131

Basic EPS	$1.05	$1.49	$1.55
Diluted EPS	$1.05	$1.49	$1.55

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

21.	Employee Benefit Plan

optionsXpress, Inc. maintains a 401(k) savings plan covering all eligible employees of optionsXpress, Inc. and brokersXpress, LLC. Discretionary contributions may be made to the plan although no such contributions have been made to the plan for the years ended December 31, 2009, 2008, and 2007.

22.	Employee Stock Purchase Plan

The Company offers a stock purchase plan that offers its employees the opportunity to purchase the Company’s stock at a five percent discount. In general, participants may elect to have a certain amount withheld through payroll over a six-month period. At the end of each six-month period, the employee’s withholding is used to purchase the Company’s stock for the employee at a five percent discount from the closing price on the last day of the period. In December 2009, the Company amended the Employee Stock Purchase Plan, limiting the number of shares any individual may purchase under the plan in any given year to 100.

23.	Equity Incentive Plans

The Company maintains three equity incentive plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan (collectively, the “Plans”). Under the terms of the Plans, the Parent may grant eligible employees, directors, and other individuals performing services for the Company various equity incentive awards up to 3,750 shares of options, restricted stock, or deferred shares. No restricted stock has been issued under these Plans.

The Company’s total compensation expense related to stock options and deferred stock included in the consolidated statement of operations and consolidated changes in stockholder’s equity was $3,686 for the year ended December 31, 2009. As of December 31, 2009, the compensation expense related to stock options and deferred shares not yet vested and not yet recognized was estimated to be $10,426. Based on management’s estimate, the fair value at the date of grant for options and deferred shares granted during the years ended December 31, 2009, 2008 and 2007 was $5,354, $5,732 and 5,621, respectively.

Options

The vesting schedule for each option grant is set by the Company. During 2009, all employee option grants had a vesting schedule of five years. In general, one-fifth of the options become exercisable on the first anniversary date following the grant. The remaining four-fifths become exercisable over the remaining four years. Options expire between seven and ten years after the date of the grant.

The following table summarizes the stock option activities of the Plan for the year ended December 31, 2009:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(years)	Value

Outstanding, January 1	1,143	$20.92
Granted to employees	355	11.90
Exercised by employees	(13)	7.14
Forfeited by employees	(83)	21.55
Outstanding, December 31	1,402	$18.72	6.35	$2,681

Exercisable, December 31	631	$18.56	5.77	$1,348

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the options outstanding and exercisable at December 31, 2009:

		Options Outstanding			Options Exercisable
				Weighted-		Weighted-
Range of			Remaining	Average	Number of	Average
Exercise Prices			Contractual	Exercise	Options	Exercise
Low	High	Number	Life (Years)	Price	Exercisable	Price

$0.00	$9.99	54	2.84	$1.02	54	$1.02
$10.00	$14.99	418	5.90	10.90	132	11.13
$15.00	$19.99	226	6.79	17.15	125	16.62
$20.00	$24.99	474	6.29	23.47	204	23.34
$25.00	$34.99	230	5.69	28.85	116	28.84

		1,402	6.02	$18.72	631	$18.56

The weighted-average grant-date fair value of options granted during the years 2009, 2008 and 2007 was $6.46, $9.84 and $10.47, respectively. The total intrinsic value of options exercised during the years 2009, 2008 and 2007 was $105, $308 and $2,037, respectively. The compensation expense for the stock options is expected to be recognized over a weighted average period of 3.23 years.

The fair market value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The model takes into account the stock price and exercise price at the grant date and the following assumptions for the years ended December 31:

	2009	2008	2007

Risk-free interest rate	2.8%	3.1%	4.3%
Expected volatility	48%	46%	35%
Annual dividend yield	0.4%	1.5%	1.0%
Expected life	7.5 years	7.5 years	7.5 years

The risk-free interest rate assumption is based on the rate available on zero-coupon U.S. government issues with a remaining term similar to the expected life of the options. The expected volatility assumptions are based on the implied volatility of the Company’s stock in 2009, 2008 and 2007. The annual dividend yield is based on the percentage of the dividend paid to the average stock price in each year. The expected life is based on the average of the vesting and contractual period.

Deferred Shares

The vesting schedule for each deferred shares grant is set by the Company. During 2009, employee deferred shares granted had a vesting schedule of either two or five years. The grants that vest over two years vest 50% after one year and 50% after the second year. The grants that vest over five years vest one-fifth on the first anniversary date following the grant and four-fifths vest over the remaining four years.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the deferred shares activities of the Plan for the year ended December 31, 2009:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Remaining Life	Intrinsic
	Shares	Fair Value	(years)	Value

Nonvested, January 1	161	$22.64
Granted to employees	258	11.87
Released to employees	(69)	19.73
Forfeited by employees	(11)	15.84

Nonvested, December 31	339	$12.50	1.83	$5,234

This compensation expense for the deferred shares is expected to be recognized over a weighted average period of 3.37 years. The total fair value of deferred shares that vested during the year ended December 31, 2009, 2008 and 2007 was $992, $671 and $209, respectively.

24.	Regulatory Requirements

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

As of December 31, 2009, optionsXpress, Inc. had net capital requirements of $17,906 and net capital of $97,503. As of December 31, 2008, optionsXpress, Inc. had net capital requirements of $8,945 and net capital of $76,019. All of the Company’s other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.

25.	Related Party Transactions

Prior to the Optionetics acquisition discussed in Note 6, the Company accounted for its 41% investment in OX Australia, LLC (“oX Australia”) using the equity method. Prior to the acquisition on May 4, 2009, the Company passed through its commissions earned to oX Australia and had a technology, execution and clearing services agreement with oX Australia. For the period ended May 4, 2009 and years ended December 31, 2008 and 2007, the Company passed through commissions to oX Australia of $450, $1,913 and $2,103, respectively, and recognized fees of $409, $1,572 and $1,574, respectively, relating to the execution and clearing agreement. The fees received from technology, execution and clearing services agreement prior to the acquisition are included in commission revenue. As part of the Optionetics acquisition, the Company acquired the remaining 59% interest in oX Australia and recognized a gain of $45. At December 31, 2008, the Company had a net payable of $90 to oX Australia.

The Company receives payment for order flow that includes funds allocated to the Company through the exchanges various liquidity providers. One of the liquidity providers that routed funds to the Company through

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

the CBOE is G-Bar Limited Partnership (G-Bar), a shareholder of the Company. James Gray, the Chairman of the Board of Directors of the Company, is the President of G-Bar. For the years ended December 31, 2009, 2008 and 2007, G-Bar allocated $190, $182 and $376, respectively, in funds for payment to the Company through the CBOE.

26.	Segment Reporting

The operations of Optionetics have been included in the consolidated financial statements since the date of the acquisition, May 4, 2009. As a result of the acquisition (See Note 6), the Company operates in the following two principal business segments:

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

Information concerning the Company’s operations by reportable segment is as follows:

		Year Ended
		December 31,
	2009	2008	2007

Net Revenues
Brokerage services	$209,041	$246,558	$247,030
Education services	25,459	—	—
Eliminations	(1,082)	—	—

Total	$233,418	$246,558	$247,030

Income (Loss) before Income Taxes
Brokerage services	$96,287	$141,323	$159,549
Education services	(2,081)	—	—
Non-controlling interests	70	258	211

Total	$94,276	$141,581	$159,760

	As of	As of
	December 31,	December 31,
	2009	2008

Assets
Brokerage services	$1,538,379	$972,333
Education services	12,112	—
Eliminations	(4,170)	—

Total	$1,546,321	$972,333

27.	Subsequent Events

Subsequent events have been evaluated through the issue date of the consolidated financial statements, March 1, 2010. The Company has no subsequent events to be disclosed for the year ended December 31, 2009.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

28.	Quarterly Financial Information (Unaudited)

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$49,294	$61,715	$62,287	$60,122	$233,418
Net income before income taxes	21,207	25,256	25,296	22,517	94,276
Non-controlling interests	12	18	21	19	70
Net income	13,556	16,073	16,268	14,870	60,767
Basic earnings per share	0.23	0.28	0.28	0.26	1.05
Diluted earnings per share	0.23	0.28	0.28	0.26	1.05

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$60,765	$61,624	$66,852	$57,317	$246,558
Net income before income taxes	37,553	37,071	37,790	29,167	141,581
Non-controlling interests	54	69	73	62	258
Net income	23,789	23,348	23,994	19,184	90,315
Basic earnings per share	0.38	0.39	0.40	0.32	1.49
Diluted earnings per share	0.38	0.39	0.40	0.32	1.49

Schedule I — Condensed Financial Information of the Registrant.

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Financial Condition

	December 31,	December 31,
	2009	2008
	(In thousands)

ASSETS
Cash and cash equivalents	$24,491	$13,288
Investments in securities	70,850	89,937
Investments in subsidiaries	219,114	159,298
Due from subsidiaries	5,263	3,013
Other assets	7,975	7,521

Total assets	$327,693	$273,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$14,732	$3,756
Due to subsidiaries	2,086	1,006

Total liabilities	16,818	4,762
Total stockholders’ equity	310,875	268,295

Total liabilities and stockholders’ equity	$327,693	$273,057

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Operations

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Revenues
Dividend income from subsidiaries	$38,500	$138,711	$82,500
Interest income	826	3,900	2,753
Other income	2,663	649	—

	41,989	143,260	85,253

Expenses	4,737	4,172	2,920

Income before income taxes	37,252	139,088	82,333
Income taxes	(769)	(382)	4,644

Income before equity in undistributed net income of subsidiaries	38,021	139,470	77,689
Equity in undistributed (distributed in excess of) net income of subsidiaries	22,746	(49,155)	20,030

Net income	$60,767	$90,315	$97,719

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Cash Flows

		For the
		Year Ended
		December 31,
	2009	2008	2007
		(In thousands)

Operating activities
Net income	$60,767	$90,315	$97,719
Adjustments to reconcile net income to cash provided by operating activities:
Equity distributed in excess of (in undistributed) net income of subsidiaries	(22,746)	49,155	(20,030)
Depreciation and amortization	6	26	26
Stock-based compensation	740	678	—
Deferred income taxes	395	(1,363)	(230)
Decrease in Optionetics contingent consideration	(2,575)	—	—
Deferred rent and other	39	(339)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Investments in securities	15,425	2,500	—
Due from subsidiaries	23	2,196	655
Other assets	(1,210)	(3,754)	(926)
Increase (decrease) in:
Accounts payable and accrued liabilities	(184)	2,352	976
Due to subsidiaries	733	(4,967)	5,834

Net cash provided by operating activities	51,413	136,799	84,024
Investing activities
Purchases of investments in securities	—	(64,050)	(81,950)
Proceeds from maturities/sales of investments in securities	3,900	56,000	42,700
Purchases of fixed assets and computer software	(25)	—	(2)
Equity investment in subsidiaries	(20,585)	(14,996)	(25,938)

Net cash used in investing activities	(16,710)	(23,046)	(65,190)
Financing activities
Exercise of stock options	45	222	1,315
Excess tax benefit for stock- based compensation	(94)	(19)	510
Purchases through employee stock purchase plan	41	41	43
Purchase of non-controlling interest equity	(1,021)	—	—
Stock repurchases	(17,806)	(87,537)	—
Dividends paid	(4,639)	(19,235)	(15,741)

Net cash used in financing activities	(23,474)	(106,528)	(13,873)

Effect of exchange rates on cash and cash equivalents	(26)	—	—

Net increase (decrease) in cash and cash equivalents	11,203	7,225	4,961

Cash and cash equivalents, beginning of year	13,288	6,063	1,102

Cash and cash equivalents, end of year	$24,491	$13,288	$6,063

Supplemental disclosure of cash flow information:
Income taxes paid	$32,444	$54,405	$61,995
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation (loss) gain	(46)	(94)	21
Issuance of common stock in acquisition	1,370	5,210	11,150
Non-cash change in unrealized gain (loss) on available for sale investments in securities	238	(2,088)	—

Notes to Condensed Financial Statements (in thousands)

Cash dividends received by the Company from optionsXpress, Inc. totaled to $38,500, $120,000 and $79,000 for the years ended December 31, 2009, 2008 and 2007 respectively. Cash dividends received by the Company from brokersXpress, LLC totaled to $6,000 and $3,500 for the years ended December 31, 2008 and 2007 respectively. Cash dividends received by the Company from XpressTrade, LLC, OX Australia, LLC and optionsXpress Europe, B.V. totaled to $12,000, $211 and $500, respectively, for the year ended December 31, 2008.