Form 10-Q
period 2010-03-31
optionsXpress Holdings, Inc.
filed 2010-05-10
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2010
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 001-32419
optionsXpress Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	20-1444525 (I.R.S. Employer
incorporation or organization)	Identification Number)
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
As of May 3, 2010, there were 57,392,641 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION

Item 1.	— Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$163,706	$178,989
Cash and investments segregated in compliance with federal regulations	852,741	881,210
Receivables from brokerage customers, net	205,568	149,871
Receivables from brokers, dealers and clearing organizations	33,816	110,779
Investments in securities	63,962	70,850
Deposits with clearing organizations	20,438	30,245
Fixed assets, (net of accumulated depreciation and amortization of $21,615 and $19,758 at March 31, 2010 and December 31, 2009, respectively)	12,787	13,263
Goodwill	81,590	81,590
Other intangible assets, net	6,104	6,525
Other assets	41,463	22,999

Total assets	$1,482,175	$1,546,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables to brokerage customers	$1,084,102	$1,179,204
Payables to brokers, dealers and clearing organizations	1,974	144
Accrued liabilities and accounts payable	17,433	19,027
Current and deferred income taxes	4,015	193
Other liabilities	53,521	36,878

Total liabilities	1,161,045	1,235,446

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 57,392 and 57,525 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	13,429	15,131
Accumulated other comprehensive loss	(1,127)	(1,179)
Non-controlling interests	137	120
Retained earnings	308,685	296,797

Total stockholders’ equity	321,130	310,875

Total liabilities and stockholders’ equity	$1,482,175	$1,546,321

See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Commissions	$39,598	$38,089
Other brokerage-related revenue	4,498	6,297
Interest revenue and fees	4,767	4,380
Interest expense	(51)	(62)

Net interest revenue and fees	4,716	4,318
Education revenue	7,530	—
Other income	689	590

Net revenues	57,031	49,294

Expenses:
Compensation and benefits	11,648	8,374
Brokerage, clearing and other related expenses	9,018	7,190
Brokerage advertising	4,369	5,789
Education marketing and fulfillment	5,295	—
Depreciation and amortization	2,291	1,992
Other general and administrative	5,559	4,742

Total expenses	38,180	28,087

Income before income taxes of consolidated companies	18,851	21,207
Income taxes	6,946	7,639

Net income of consolidated companies	11,905	13,568
Net income attributable to non-controlling interests	17	12

Net income	$11,888	$13,556

Earnings per common share:
Basic	$0.21	$0.23
Diluted	$0.21	$0.23
Weighted-average number of common shares:
Basic	57,465	58,467
Diluted	57,655	58,551
Dividends declared per share	$—	$0.0800
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Operating activities
Net income	$11,888	$13,556
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	2,291	1,992
Stock-based compensation	1,341	900
Excess tax benefit for stock-based compensation	(4)	132
Deferred income taxes	110	(147)
Increase in Optionetics contingent consideration	203	—
Loss on investment in non-consolidated affiliate	—	59
Unrealized gain, deferred rent and other	739	(712)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	28,469	(133,925)
Receivables from brokerage customers, net	(55,697)	22,190
Receivables from brokers, dealers and clearing organizations	76,963	6,032
Investments in securities	7,000	1,500
Deposits with clearing organizations	9,807	36,480
Other assets	(22,195)	1,809
Increase (decrease) in:
Payables to brokerage customers	(95,102)	114,000
Payables to brokers, dealers and clearing organizations	1,830	200
Accrued liabilities and accounts payable	(1,732)	877
Current income taxes	5,879	6,987
Other liabilities	17,139	(3,875)

Net cash (used in) provided by operating activities	(11,071)	68,055

Investing activities
Purchases and development of computer software	(1,006)	(786)
Purchases of fixed assets	(374)	(242)

Net cash used in investing activities	(1,380)	(1,028)

Financing activities
Exercise of stock options	65	1
Excess tax benefit for stock-based compensation	4	(132)
Purchase of non-controlling equity interest	—	(1,021)
Stock repurchases	(2,874)	(10,436)
Dividends paid	—	(4,639)

Net cash used in financing activities	(2,805)	(16,227)

Effect of exchange rates on cash and cash equivalents	(27)	—

Net (decrease) increase in cash and cash equivalents	(15,283)	50,800

Cash and cash equivalents, beginning of period	178,989	114,450

Cash and cash equivalents, end of period	$163,706	$165,250

Supplemental cash flow information:
Income taxes paid	$726	$931
Interest paid	51	62
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation gain (loss)	142	(82)
Intangible assets acquired in lieu of debt repayment	—	2,500
Non-cash change in unrealized gain on available for sale investments in securities	112	512
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
The Company follows United States generally accepted accounting principles (“GAAP”) including certain accounting guidance used by the brokerage industry. Certain notes and other information normally included in financial statements prepared in accordance with United States GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2009.
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2010 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
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
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), the Securities Investor Protection Corporation (“SIPC”), the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the American Stock Exchange, the NYSE Arca Exchange, and the Philadelphia Stock Exchange. brokersXpress LLC (“brokersXpress”) is a broker-dealer registered with the SEC and a member of FINRA and SIPC. In addition, optionsXpress, Inc., brokersXpress and Open E Cry, LLC (“OEC”, formerly known as Open E Cry) are registered with the Commodity Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is registered with the Investment Industry Regulatory Organization of Canada. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets. optionsXpress Australia Pty Limited is registered with and licensed by the Australian Securities & Investments Commission.
The Company’s Education Services segment offers a full range of education products and services which cover a broad range of financial products including stock, market analysis, options, foreign exchange and financial planning. The Company entered the education business on May 4, 2009 through the acquisition of Optionetics, Inc. and its affiliates (collectively, “Optionetics”).
2. Summary of Significant Accounting Policies
Except as described in the following paragraphs, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Fair Value of Financial Instruments — In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), by requiring additional disclosures regarding fair value measurements. Specifically, the amendment requires additional disclosures of i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 positions, ii) the transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis as well as the reasons for the transfers and iii) separate disclosures are required for each class of assets and liabilities rather than each major category of assets and liabilities. ASU 2010-06 is effective for fiscal years beginning after December 15, 2009. Therefore, ASU 2010-06 is effective for the Company’s fiscal year beginning January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

Subsequent Events — Effective February 24, 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 amends ASC 855, Subsequent Events, by requiring less disclosure regarding subsequent events. As a result of the amendment, the Company is not required to disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 also changes the criteria for determining whether an entity would evaluate subsequent events through the date that financial statements are issued or when they are available to be issued. The Company is still required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 will be effective for the Company’s interim period ended March 31, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed consolidated financial statements.
Other Liabilities — Other liabilities include deferred revenue, corporate securities sold, at fair value, accrued contingent consideration and other miscellaneous liabilities that were previously reported in accrued liabilities and accounts payable. Prior year balances have been reclassified to conform to the current year presentation.
3. Recently Issued Accounting Pronouncements
Fair Value of Financial Instruments — In January 2010, the FASB issued ASU 2010-06, amending ASC 820. As a supplement to the additional required fair value measurement disclosures regarding assets and liabilities that are effective for the Company’s fiscal year beginning January 1, 2010, FASB requires further disclosures effective for fiscal periods beginning after December 15, 2010. Specifically, the additional amendment requires the purchases, sales, issuances and settlements of Level 3 assets and liabilities to be shown on a gross basis in a roll forward table. This amendment to ASU 2010-06 is effective for the Company’s fiscal year beginning January 1, 2011. This adoption of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.
4. Capitalization
Common Stock
At March 31, 2010, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 57,392 shares were issued and outstanding.
On February 24, 2009, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $20,000 of the Company’s outstanding common stock (the “2009 Repurchase Program”). On February 12, 2008, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $100,000 of the Company’s outstanding common stock (the “2008 Repurchase Program”).
In addition, on February 14, 2008, the Company entered into an agreement with Ned W. Bennett, Executive Vice Chairman and founder of optionsXpress, pursuant to which, the Company may repurchase up to an additional 200 shares annually from Mr. Bennett (the “Bennett Stock Purchase Agreement”). The Bennett Stock Purchase Agreement does not create an obligation for the Company to buy, or Mr. Bennett to sell to the Company, any of his shares of our common stock. The number of shares the Company may purchase under the Bennett Stock Purchase Agreement is limited to 200 shares per year, but the total number of shares is limited only by the number of shares of our common stock that Mr. Bennett may hold from time to time.
The repurchase programs have no expiration date and Company’s Board of Directors may terminate any or all of the stock repurchase programs at any time.
For the three months ended March 31, 2010, the Company has repurchased 195 shares of its common stock in aggregate under these programs at a total cost of $2,874, or an average cost of $14.77 per share. Since inception, the Company has repurchased 6,150 shares of its common stock in aggregate under these programs at a total cost of $108,217, or an average cost of $17.60 per share. The repurchased shares were retired to authorized, but unissued shares.
5. Fair Value Measurements
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
Financial Assets and Liabilities
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities owned, at fair value, including $5,029 of available-for-sale investments in securities that are pledged as collateral for a letter of credit, and financial instruments sold but not yet purchased at fair value as of March 31, 2010:

	Level 1(1)	Level 2	Level 3(2)	Total
Financial assets, at fair value:

Money market funds included in cash and cash equivalents	$79,146	$—	$—	$79,146
U.S. treasury securities included in deposits with clearing organizations	13,000	—	—	13,000
Corporate equities and derivatives included in other assets	33,520	—	—	33,520
Investments in securities	—	—	63,962	63,962

	$125,666	$—	$63,962	$189,628

Financial liabilities, at fair value:

Corporate equities and derivatives included in other liabilities	$34,582	$—	$—	$34,582

	$34,582	$—	$—	$34,582

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities or have quoted market prices in active markets for identical assets or liabilities.

(2)	Level 3 assets represent 33.7% of all financial assets measured at fair value.
The following table provides a reconciliation of the beginning and ending balances for the major classes of financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities
— Assets
Balance, January 1, 2010	$70,850
Total gains/(losses), realized and unrealized	112
Settlements	(7,000)

Balance, March 31, 2010	$63,962

The Company’s Level 3 financial assets are comprised of auction rate securities (“ARS”). The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the Federal Family Education Loan Program (“FFELP”). The Company’s ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the current liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when the auctions fail. All of the Company’s ARS are current with respect to the receipt of interest payments according to the stated terms of each ARS indenture. The Company believes it has the ability and intent, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops. Since the ARS markets began failing on February 14, 2008, $41,875 of the Company’s ARS securities have been redeemed by issuers or their brokers at par. Issuers or their brokers have redeemed $7,000 of par value ARS at par during the three months ended March 31, 2010.
At March 31, 2010, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under ASC 820 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company calculated income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Based on the Company’s analysis, the weighted average economic life was estimated to be approximately four years. For the fair market interest rates used in its discounted cash flow, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 200bps-300bps over the London Interbank Offered Rate.
Of the $65,700 par value of ARS as of March 31, 2010, approximately $41,700 were sold by UBS and have been classified as trading securities. In November 2008, the Company accepted an offer from UBS, entitling it to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012, UBS Put Right. The Company has adopted the fair value option under ASC 825, Financial Instruments, to classify the UBS Put Right and the ARS sold by UBS as trading securities. The Company’s calculation of fair value of the UBS ARS at March 31, 2010 implied an impairment of fair value of approximately $2,084, which has been recorded as an unrealized loss in other income on the condensed consolidated statement of operations. This impairment has been substantially offset by a realized gain in the value of the UBS Put Right. The fair value of the ARS held at UBS was approximately $39,616.
The remaining $24,000 in par value ARS were sold by another investment advisor, who has not made an offer similar to UBS, and therefore, the Company has continued to classify them as available-for-sale securities. The Company’s calculation of fair value of the ARS not held at UBS at March 31, 2010 implied an impairment of fair value of approximately $1,738, which has been recorded through accumulated other comprehensive income on the condensed consolidated statement of financial condition, and the carrying fair value of those ARS was approximately $22,262.
Non-Financial Assets and Liabilities
Non-financial assets and liabilities subject to fair value measurements include customer relationships included in other intangible assets and contingent consideration included in other liabilities. The fair value of the Company’s customer relationships’ intangible assets were $5,122 at December 31, 2009 and $4,734 at March 31, 2010. For the three months ended March 31, 2010 and 2009, no impairment was recorded against the Company’s customer relationships intangible assets. The fair value of the Company’s contingent consideration liability was $11,925 at December 31, 2009 and $12,128 at March 31, 2010.
At March 31, 2010, there was significant unobservable information to determine the market value for these non-financial assets and liabilities. Therefore, the Company has continued to designate the customer relationships and contingent consideration as Level 3 non-financial assets and liabilities, respectively, under ASC 820.
The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s finite-lived intangible assets is evaluated by comparing the current and forecasted cash flows associated with the assets to the assets’ carrying values.
The Company’s non-financial liabilities include contingent consideration related to the acquisition of Optionetics. The contingent consideration is payable for a period of five years following the acquisition and is based on the profitability of the business acquired and the number of funded brokerage accounts referred to the Company’s Brokerage Services segment in the year the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7,000 for each of the first five years following the acquisition date of May 4, 2009. The fair value is based on the estimated projected future performance of Optionetics, the time remaining on the liability and the estimated market debt rate for the Company.

6. Derivative Instruments
As part of the UBS settlement agreement accepted by the Company in November 2008 (See Note 5), the Company received a UBS Put Right to sell certain ARS to UBS at par beginning in June 2010. The Company adopted the fair value option election under ASC 825 for this instrument in 2008, and accounts for any respective gain/loss as a component of other income in the condensed consolidated statement of operations. Typically, any gain/loss in the UBS Put Right is offset by an opposite, but equal gain/loss in the value of the ARS eligible for the UBS Put Right. The Company recognized a gain of $433, offset by a corresponding loss, on this UBS Put Right for the three months ended March 31, 2010 and a gain of $1,867, offset by a corresponding loss for the three months ended March 31, 2009. These gains were included as a component of other income in the condensed consolidated statement of operations.
To help provide customers with improved trade execution, the Company at times enters into proprietary short-term positions in equity option and equity securities. The Company attempts to hedge these positions so that changes in market prices do not materially change the value of its securities. Any gains/losses from this trading activity are recognized as part of other brokerage-related revenue in the condensed consolidated statement of operations. For the three months ended March 31, 2010 and 2009, the total gains from the Company’s proprietary trading activities were $496 and $145, respectively.
7. Contingencies and Guarantees
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Cash and securities in the customers’ accounts collateralize margin credit balances. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options, equities or futures transactions that can expose them to risk beyond their invested capital. As of March 31, 2010, the Company had $204,758 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.
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
Other assets and other liabilities on the condensed consolidated statement of financial condition include premiums on unrealized gains and losses for written and purchased options contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that it does not currently own, and therefore, will be obligated to purchase such securities at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2010, at the fair values of the related securities, and will incur losses if the fair values of these securities increase subsequent to March 31, 2010.
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
8. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended
	March 31,
	2010	2009
Net income	$11,888	$13,556
Weighted-average number of common shares outstanding — basic	57,465	58,467
Effect of dilutive securities	190	84

Weighted-average number of common shares outstanding — diluted	57,655	58,551

Basic EPS	$0.21	$0.23

Diluted EPS	$0.21	$0.23
9. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan. All of the options outstanding pursuant to the stock compensation plans at March 31, 2010 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three months ended March 31, 2010 was $1,341. As of March 31, 2010, the total compensation cost related to stock options and deferred shares not yet vested and recognized was estimated to be $6,293. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 3.26 years and 3.82 years, respectively. As of March 31, 2010, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $3,071 and $7,174, respectively, and the aggregate intrinsic value of the total exercisable stock options was $1,811. During the three months ended March 31, 2010, 77 shares were issued pursuant to the Company’s equity incentive plans.
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
optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule 15c3-1 ($1,000), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Reg. 1.17 and 8% of the total risk margin requirements for all positions carried in non-customer accounts.
As of March 31, 2010, optionsXpress, Inc. had net capital requirements of $13,758 and net capital of $105,232. As of March 31, 2009, optionsXpress, Inc. had net capital requirements of $4,660 and net capital of $70,890. All of the Company’s other broker- dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.

11. Segment Reporting
The operations of Optionetics have been included in the condensed consolidated financial statements since the date of the acquisition, May 4, 2009. As a result of the acquisition, the Company operates in the following two principal business segments:
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
Information concerning the Company’s operations by reportable segment is as follows:

	Three Months Ended
	March 31,
	2010	2009
Net Revenues
Brokerage Services	$49,491	$49,294
Education Services	8,014	—
Eliminations	(474)	—

Total	$57,031	$49,294

Income (Loss) before Income Taxes
Brokerage Services	$20,336	$21,195
Education Services	(1,502)	—
Non-controlling interests	17	12

Total	$18,851	$21,207

	As of	As of
	March 31,	December 31,
	2010	2009
Assets
Brokerage Services	$1,477,811	$1,538,379
Education Services	9,938	12,112
Eliminations	(5,574)	(4,170)

Total	$1,482,175	$1,546,321

Item 2.	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Important factors that may cause such differences include, but are not limited to: risks related to general economic conditions, regulatory developments, the competitive landscape, the volume of securities trading generally or by our customers specifically, competition, systems failures and capacity constraints and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Forward-looking statements include, but are not limited to, the following:
•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading, futures trading, online options trading, and online futures trading;

•	the statement that, on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations, brokersXpress and our institutional business;

•	the statements about the impact of changes in interest rates on our earnings;

•	the statements concerning continued financing options;

•	the statements regarding scalability of our systems and the cost of capacity increases;

•	the statements concerning uncertainties and deteriorations in the credit and capital markets and the credit quality of our auction rate securities (“ARS”); and,

•	the statements concerning the number of students receiving education services and our ability to convert those students into brokerage customers.
Results of Operations
The following table sets forth our total revenues and consolidated statements of income data for the periods presented as a percentage of total revenues:

	Three Months Ended
	March 31,
	2010	2009
Results of Operations
Net revenues (in thousands)	$57,031	$49,294
Compensation and benefits	20.4%	17.0%
Brokerage, clearing, and other related expenses	15.8	14.6
Brokerage advertising	7.7	11.8
Education marketing and fulfillment	9.3	—
Depreciation and amortization	4.0	4.0
Other general and administrative	9.8	9.6
Income before income taxes	33.0	43.0
Income taxes	12.2	15.5
Net income	20.8	27.5

Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended
	March 31,
	2010	2009
Statistical Data
Number of customer accounts (at period end) (1)	357,700	328,300
Daily average revenue trades (“DARTs”) (2) Retail DARTs	30,300	31,700
Institutional DARTs	14,300	15,100

Total DARTs	44,600	46,800
Customer trades per account (3)	31	35
Average commission per trade	$14.55	$13.33
Option trades as a % of total trades	42%	39%
Brokerage advertising expense per net new customer account (4)	$672	$597
Total client assets (000s)	$7,504,799	$5,097,637
Client margin balances (000s)	$195,520	$112,962

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on total net new customer accounts opened during the period.
Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 29,400 to 357,700, or 9.0%;

•	total trades decreased by 134,600 to 2,721,200, or 4.7% and

•	average commission per trade increased by $1.22 to $14.55, or 9.2%.
Commissions
Commissions increased $1.5 million, or 4.0%, for the three months ended March 31, 2010 to $39.6 million compared to $38.1 million for the three months ended March 31, 2009. The increase in commissions was primarily the result of the 9.2% increase in the average commission per trade which was partially offset by the 4.7% decrease in the total number of trades.
Other brokerage-related revenue
Other brokerage-related revenue decreased $1.8 million, or 28.6%, for the three months ended March 31, 2010 to $4.5 million compared to $6.3 million for the three months ended March 31, 2009. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers for our option order flow.
Net interest revenue and fees
Net interest revenue and fees increased $0.4 million, or 9.2%, to $4.7 million for the three months ended March 31, 2010 compared to $4.3 million for the three months ended March 31, 2009. The increase in net interest revenue and fees was primarily the result of an increase in customer margin balances.

Education revenues
Education revenue was $7.5 million for the three months ended March 31, 2010. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education revenue.
Other income
Other income increased $0.1 million, or 16.8%, to $0.7 million for the three months ended March 31, 2010 compared to $0.6 million for the three months ended March 31, 2009.
Compensation and benefits
Compensation and benefits expenses increased $3.2 million, or 39.1%, to $11.6 million for the three months ended March 31, 2010 from $8.4 million for the three months ended March 31, 2009. The increase in compensation and benefits expenses was primarily due to an increase in the number of employees from 306 at March 31, 2009 to 428 at March 31, 2010, which was primarily driven by the acquisition of Optionetics on May 4, 2009.
Brokerage, clearing, and other related expenses
Brokerage, clearing and other related expenses increased $1.8 million, or 25.4%, to $9.0 million for the three months ended March 31, 2010 from $7.2 million for the three months ended March 31, 2009. Brokerage, clearing and other related expenses increased primarily due to higher payouts to the independent registered representatives of our brokersXpress subsidiary and higher execution costs on certain option trades executed on behalf of our customers.
Brokerage advertising
Brokerage advertising expenses decreased $1.4 million, or 24.5%, to $4.4 million for the three months ended March 31, 2010 from $5.8 million for the three months ended March 31, 2009. The decrease in advertising expense was due to a decrease in spending across all advertising channels.
Education marketing and fulfillment
Education marketing and fulfillment expenses were $5.3 million for the three months ended March 31, 2010. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education marketing and fulfillment expenses.
Depreciation and amortization
Depreciation and amortization expenses increased $0.3 million or 15.0%, to $2.3 million for the three months ended March 31, 2010 from $2.0 million for the three months ended March 31, 2009. Increased depreciation and amortization expenses were primarily due to the intangible and fixed assets acquired in our transaction with Optionetics on May 4, 2009.
Other general and administrative
Other general and administrative expenses increased $0.9 million, or 17.2%, to $5.6 million for the three months ended March 31, 2010 from $4.7 million for the three months ended March 31, 2009. Increased other general and administrative expenses were primarily due to the incorporation of other general and administrative expenses from the acquisition of Optionetics on May 4, 2009.
Income taxes
Income taxes decreased $0.7 million, or 9.1%, to $6.9 million for the three months ended March 31, 2010 from $7.6 million for the three months ended March 31, 2009. Lower income taxes were primarily due to the 11.1% reduction of income before income taxes.
Net income
As a result of the foregoing, we reported $11.9 million in net income for the three months ended March 31, 2010, compared to $13.6 million in net income for the three months ended March 31, 2009, a decrease of $1.7 million, or 12.3%.

Segment information
Brokerage Services
Brokerage Services net revenues increased $0.2 million, or 0.4% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to the increase in commissions, which was largely offset by the decrease in other broker-related revenue. Income before income taxes decreased $0.9 million, or 4.1% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due primarily to the increase in compensation and benefits and brokerage, clearing and other related expenses, which were partially offset by the decrease in brokerage advertising.
Education Services
Education Services net revenues were $8.0 million and the loss before income taxes was $1.5 million for the three months ended March 31, 2010. The Company began reporting revenues and losses before income taxes in Education services as a result of the acquisition of Optionetics, which closed on May 4, 2009.
Liquidity and Capital Resources
As a holding company, almost all of our funds generated from operations are earned by our operating subsidiaries. We access these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to requirements of various regulatory bodies, including the SEC, FINRA, the CBOE, the CFTC and the NFA, relating to liquidity and capital standards, which limit the funds available for the payment of dividends to us.
We invest company cash in a variety of high credit quality investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and tax-free ARS backed by United States Department of Education-guaranteed student loans issued under the FFELP. Our ARS are marketable securities with long-term stated maturities (during years 2025-2041) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all our ARS have failed since February 2008. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. Our ARS portfolio consists entirely of securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are AAA-rated with the exception of two issues totaling $6.0 million in par value, and all of our ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS will be unable to satisfy the terms of the indentures or that the underlying credit quality of the assets backing our ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $41.9 million of our ARS securities have been redeemed by issuers or their brokers at par. We believe we have the ability and intent, if necessary, to hold our ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.
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
optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule 15c3-1 ($1.0 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts, as defined in Reg. 1.17.
As of March 31, 2010, optionsXpress, Inc. had net capital requirements of $13.8 million and net capital of $105.2 million. As of March 31 2009, optionsXpress, Inc. had net capital requirements of $4.7 million and net capital of $70.9 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At March 31, 2010, we had interest-bearing security deposits and short-term treasury bills totaling $20.4 million deposited with clearing organizations for the self-clearing of equities and option trades.
At March 31, 2010, we had $852.7 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $1,084.1 million as of March 31, 2010.

Credit Facility
We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.
To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of March 31, 2010, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash used in operating activities was $11.1 million for the three months ended March 31, 2010, compared to cash provided by operating activities of $68.1 million for the three months ended March 31, 2009. The primary reasons for the decrease in cash provided by operating activities was due to the decrease of payables to brokerage customers which was partially offset by the decrease of the receivables from brokers, dealers and clearing organizations.
Cash used in investing activities was $1.4 million for the three months ended March 31, 2010, compared to cash used in investing activities of $1.0 million for the three months ended March 31, 2009. The primary reason for the increase in cash used in investing activities was the increase in purchases and development of software.
Cash used in financing activities was $2.8 million for the three months ended March 31, 2010, compared to cash used in financing activities of $16.2 million for the three months ended March 31, 2009. Cash used in financing activities decreased primarily due to the reduction of cash used to repurchase our outstanding common stock.
Capital Expenditures
Capital expenditures were $1.4 million for the three months ended March 31, 2010, compared to $1.0 million for the three months ended March 31, 2009. The increase in capital expenditures was related to an increased level of fixed asset additions. Capital expenditures for the periods ended March 31, 2010 and 2009 included capitalized software development costs, which we capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification tm Topic 350-50, Website Development Costs, primarily related to the development of our technology.

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
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2010, we had $204.8 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 lists in more detail various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K. We encourage you to review that information and to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.

Item 2.	— Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer
The following table provides information about our repurchases of our common stock during the three months ended March 31, 2010:

				Total
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares that
				as Part of	May Yet Be
				Publicly	Purchased
	Total			Announced	Under the
	Number of		Average	Plans or	Plans or
	Shares		Price Paid	Programs	Programs
Period	Purchased		per Share	(3)	(4)(5)(6)
January 1, 2010 through January 31, 2010	60,241		$14.62	60,241	$21,491,933
February 1, 2010 through February 28, 2010	34,337		14.34	34,337	20,999,540
March 1, 2010 through March 31, 2010	100,000	(1)	15.01	100,000	20,999,540

	194,578	(2)	$14.77	194,578	$20,999,540

(1)	Shares were repurchased from Ned. W. Bennett, our Executive Vice Chairman pursuant to the Bennett Stock Purchase Agreement.

(2)	Represents repurchased shares which were retired to authorized, but unissued.

(3)	Please see Part I — Item 1. — “Notes to Condensed Consolidated Financial Statements —4. Capitalization” for additional information regarding our repurchase programs.

(4)	Does not include shares that may be repurchased from Ned. W. Bennett, our Executive Vice Chairman and founder pursuant to the Bennett Stock Purchase Agreement.

(5)	Includes shares that may yet be repurchased by us pursuant to the 2008 Repurchase Program.

(6)	Includes shares that may yet be repurchased by us pursuant to the 2009 Repurchase Program.

Item 6.	— Exhibits

Exhibit	Description
13.1	Consolidated Financial Statements as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009(1)

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed March 1, 2010.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2010	optionsXpress Holdings, Inc. (Registrant)
	By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
13.1	Consolidated Financial Statements as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009(1)

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed March 1, 2010.