Form 10-Q
period 2010-06-30
optionsXpress Holdings, Inc.
filed 2010-08-09
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2010, there were 57,429,141 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$174,699	$178,989
Cash and investments segregated in compliance with federal regulations	891,244	881,210
Receivables from brokerage customers, net	195,406	149,871
Receivables from brokers, dealers and clearing organizations	44,348	110,779
Investments in securities	19,290	70,850
Deposits with clearing organizations	20,037	30,245
Fixed assets, (net of accumulated depreciation and amortization of $23,402 and $19,758 at June 30, 2010 and December 31, 2009, respectively)	12,539	13,263
Goodwill	85,474	81,590
Other intangible assets, net	5,594	6,525
Other assets	29,249	22,999

Total assets	$1,477,880	$1,546,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables to brokerage customers	$1,074,949	$1,179,204
Payables to brokers, dealers and clearing organizations	4,964	144
Accrued liabilities and accounts payable	23,729	19,027
Current and deferred income taxes	28	193
Other liabilities	36,370	36,878

Total liabilities	1,140,040	1,235,446

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 57,428 and 57,525 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	14,446	15,131
Accumulated other comprehensive loss	(1,043)	(1,179)
Non-controlling interests	159	120
Retained earnings	324,272	296,797

Total stockholders’ equity	337,840	310,875

Total liabilities and stockholders’ equity	$1,477,880	$1,546,321

See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Commissions	$44,713	$42,008	$84,311	$80,097
Other brokerage-related revenue	5,243	7,108	9,741	13,405
Interest revenue and fees	4,826	4,489	9,593	8,869
Interest expense	(56)	(61)	(107)	(123)

Net interest revenue and fees	4,770	4,428	9,486	8,746
Education revenue	7,707	7,234	15,237	7,234
Other income	3,067	937	3,756	1,527

Net revenues	65,500	61,715	122,531	111,009

Expenses:
Compensation and benefits	11,854	10,434	23,502	18,808
Brokerage, clearing and other related expenses	10,250	8,047	19,268	15,237
Brokerage advertising	5,747	5,005	10,116	10,794
Education marketing and fulfillment	4,986	4,792	10,281	4,792
Depreciation and amortization	2,277	2,298	4,568	4,290
Other general and administrative	5,772	5,883	11,331	10,625

Total expenses	40,886	36,459	79,066	64,546

Income before income taxes of consolidated companies	24,614	25,256	43,465	46,463
Income taxes	9,005	9,165	15,951	16,804

Net income of consolidated companies	15,609	16,091	27,514	29,659
Net income attributable to non-controlling interests	22	18	39	30

Net income	$15,587	$16,073	$27,475	$29,629

Earnings per common share:
Basic	$0.27	$0.28	$0.48	$0.51
Diluted	$0.27	$0.28	$0.48	$0.51
Weighted-average number of common shares:
Basic	57,403	57,832	57,434	58,146
Diluted	57,611	57,988	57,643	58,266
Dividends declared per share	$—	$—	$—	$0.0800
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Operating activities
Net income	$27,475	$29,629
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	4,568	4,290
Stock-based compensation	2,352	1,811
Excess tax benefit for stock-based compensation	18	290
Deferred income taxes	1,078	311
Increase in contingent liability	112	—
Unrealized loss, deferred rent and other	(231)	40
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(10,034)	(214,807)
Receivables from brokerage customers, net	(45,535)	10,917
Receivables from brokers, dealers and clearing organizations	87,381	(8,490)
Investments in securities	27,750	1,500
Deposits with clearing organizations	10,208	36,220
Other assets	(6,765)	(1,035)
Increase (decrease) in:
Payables to brokerage customers	(104,255)	179,360
Payables to brokers, dealers and clearing organizations	4,820	(125)
Accrued liabilities and accounts payable	761	(10,426)
Current income taxes	(914)	(304)
Other liabilities	(478)	8,939

Net cash (used in) provided by operating activities	(1,689)	38,120

Investing activities
Proceeds from sales and maturities of investments in securities	3,200	1,200
Purchases and development of computer software	(2,103)	(1,464)
Purchases of fixed assets	(817)	(343)
Cash used in acquisition (net of cash received of $3,761)	—	(14,697)

Net cash provided by (used in) investing activities	280	(15,304)

Financing activities
Exercise of stock options	81	28
Excess tax benefit for stock-based compensation	(18)	(290)
Purchases through employee stock purchase plan	24	19
Purchase of non-controlling equity interest	—	(1,021)
Stock repurchases	(2,874)	(12,664)
Dividends paid	—	(4,638)

Net cash used in financing activities	(2,787)	(18,566)

Effect of exchange rates on cash and cash equivalents	(94)	(266)

Net (decrease) increase in cash and cash equivalents	(4,290)	3,984

Cash and cash equivalents, beginning of period	178,989	114,450

Cash and cash equivalents, end of period	$174,699	$118,434

Supplemental cash flow information:
Income taxes paid	$15,830	$16,866
Interest paid	107	123
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation gain (loss)	88	(94)
Intangible assets acquired in lieu of debt repayment	—	2,500
Non-cash change in unrealized gain on available for sale investments in securities	340	901
Non-cash gain from CBOE seat exchanged for initial public offering stock	2,053	—
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
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2010 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
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
Fair Value of Financial Instruments — In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), by requiring additional disclosures regarding fair value measurements. Specifically, the amendment requires additional disclosures of i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 positions, ii) the transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis as well as the reasons for the transfers and iii) separate disclosures are required for each class of assets and liabilities rather than each major category of assets and liabilities. ASU 2010-06 is effective for fiscal years beginning after December 15, 2009. Therefore, ASU 2010-06 was effective for the Company’s fiscal year beginning January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

Subsequent Events — Effective February 24, 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 amends ASC 855, Subsequent Events, by requiring less disclosure regarding subsequent events. As a result of the amendment, the Company is not required to disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 also changes the criteria for determining whether an entity would evaluate subsequent events through the date that financial statements are issued or when they are available to be issued. The Company is still required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 was effective for the Company’s interim period ended March 31, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed consolidated financial statements.
Other Liabilities — Other liabilities include deferred revenue, corporate securities sold, at fair value, accrued contingent consideration and other miscellaneous liabilities that were previously reported in accrued liabilities and accounts payable. Prior year balances have been reclassified to conform to the current year presentation.
3. Recently Issued Accounting Pronouncements
Fair Value of Financial Instruments — In January 2010, the FASB issued ASU 2010-06, amending ASC 820. As a supplement to the additional required fair value measurement disclosures regarding assets and liabilities that are effective for the Company’s fiscal year beginning January 1, 2010, FASB requires further disclosures effective for fiscal periods beginning after December 15, 2010. Specifically, the additional amendment requires the purchases, sales, issuances and settlements of Level 3 assets and liabilities to be shown on a gross basis in a roll forward table. This amendment to ASU 2010-06 is effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.
Revenue Recognition — Multiple-element Arrangements - In October 2009, the FASB issued ASC 605-25. ASC 605-25 requires enhanced disclosures regarding the products that the Company sells either separately or in various bundles that contain multiple deliverables. These enhanced disclosure requirements affect the Company’s disclosures regarding the timing and amount of revenue recognition from these products for fiscal periods on or after June 15, 2010. Therefore, the adoption of ASC 605-25 will be effective for the interim period beginning July 1, 2010. The adoption of ASC 605-25 is not expected to have a material impact on the Company’s consolidated financial statements.
4. Goodwill
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill:

Balance, January 1, 2010	$81,590
Contingent consideration payment for OEC acquisition	3,884

Balance, June 30, 2010	$85,474

In performing the annual impairment test, the Company utilized quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company’s reporting units based on operating revenues, and was compared to the carrying value of the respective reporting unit. No impairment of goodwill was determined for the six months ended June 30, 2010. All of the goodwill has been allocated to the Brokerage Services segment. The Company amortizes goodwill for income tax purposes on a straight-line basis over a period of fifteen years with the exception of the goodwill recognized from the Optionetics acquisition, which is non-deductible for income tax purposes.
5. Capitalization
Common Stock
At June 30, 2010, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 57,428 shares were issued and outstanding.
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
The repurchase programs have no expiration date and the Company’s Board of Directors may terminate any or all of the stock repurchase programs at any time.
For the six months ended June 30, 2010, the Company has repurchased 195 shares of its common stock in aggregate under these programs at a total cost of $2,874, or an average cost of $14.77 per share. Since inception, the Company has repurchased 6,150 shares of its common stock in aggregate under these programs at a total cost of $108,217, or an average cost of $17.60 per share. The repurchased shares were retired to authorized, but unissued shares.
6. Fair Value Measurements
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
Financial Assets and Liabilities
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities owned, at fair value, including $5,034 of available-for-sale investments in securities that are pledged as collateral for a letter of credit, and financial instruments sold but not yet purchased at fair value as of June 30, 2010 and December 31, 2009:

June 30, 2010	Level 1(1)	Level 2(2)	Level 3(3)	Total
Financial assets, at fair value:

Money market funds included in cash and cash equivalents	$103,298	$—	$—	$103,298
U.S. treasury securities included in deposits with clearing organizations	13,197	—	—	13,197
Corporate equities and derivatives included in other assets	17,325	2,213	—	19,538
Investments in securities	—	—	19,290	19,290

	$133,820	$2,213	$19,290	$155,323

Financial liabilities, at fair value:

Corporate equities and derivatives included in other liabilities	$18,263	$—	$—	$18,263

	$18,263	$—	$—	$18,263

December 31, 2009	Level 1(1)	Level 2(2)	Level 3(3)	Total
Financial assets, at fair value:

Money market funds included in cash and cash equivalents	$72,094	$—	$—	$72,094
U.S. treasury securities included in deposits with clearing organizations	12,997	—	—	12,997
Corporate equities and derivatives included in other assets	12,162	—	—	12,162
Investments in securities	—	—	70,850	70,850

	$97,253	$—	$70,850	$168,103

Financial liabilities, at fair value:

Corporate equities and derivatives included in other liabilities	$17,520	$—	$—	$17,520

	$17,520	$—	$—	$17,520

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities or have quoted market prices in active markets for identical assets or liabilities.

(2)	Level 2 assets represent publicly traded shares that are restricted as part of an initial public offering and are valued based on the quoted market price less any discount for that restriction.

(3)	Level 3 assets represent 12.4% and 42.1% of all financial assets measured at fair value (see below for further information).
The following table provides a reconciliation of the beginning and ending balances for the major classes of financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities
Assets
Balance, January 1, 2010	$70,850
Total gains/(losses), realized and unrealized	340
Redemptions	(51,900)

Balance, June 30, 2010	$19,290

The Company’s Level 3 financial assets are comprised of auction rate securities (“ARS”). The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the Federal Family Education Loan Program (“FFELP”). The Company’s ARS are marketable securities with long-term stated maturities (during years 2033-2040) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the current liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when the auctions fail. All of the Company’s ARS are current with respect to the receipt of interest payments according to the stated terms of each ARS indenture. The Company believes it has the ability and intent, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops. Since the ARS markets began failing on February 14, 2008, $86,775 of the Company’s ARS securities have been redeemed by issuers or their brokers at par. Issuers or their brokers have redeemed $51,900 of par value ARS at par during the six months ended June 30, 2010.

At June 30, 2010, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under ASC 820 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company calculated income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Based on the Company’s analysis, the weighted average economic life was estimated to be approximately four years. For the fair market interest rates used in its discounted cash flow, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 200bps-300bps over the London Interbank Offered Rate.
In November 2008, the Company accepted an offer from UBS, entitling it to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (the “UBS Put Right”). The Company has adopted the fair value option under ASC 825, Financial Instruments, to classify the UBS Put Right and the ARS sold by UBS as trading securities. On June 30, 2010, the Company exercised the UBS Put Right and sold the remaining $20,950 par value of ARS originally purchased from UBS at par value according to the provisions of the UBS Put Right. The exercise settled on July 1, 2010. The redemption proceeds have been included in receivables from brokers, dealers and clearing organizations in the condensed consolidated statement of financial condition at June 30, 2010.
The remaining $20,800 in par value ARS were sold by another investment advisor, who has not made an offer similar to UBS, and therefore, the Company has continued to classify them as available-for-sale securities. The Company’s calculation of fair value of the ARS not held at UBS at June 30, 2010 implied an impairment of fair value of approximately $1,510, which has been recorded through accumulated other comprehensive loss on the condensed consolidated statement of financial condition, and the carrying fair value of those ARS was approximately $19,290.
Non-Financial Assets and Liabilities
Non-financial assets and liabilities subject to fair value measurements include customer relationships included in other intangible assets and contingent consideration included in other liabilities. The fair value of the Company’s customer relationships’ intangible assets were $5,122 at December 31, 2009 and $4,331 at June 30, 2010. For the six months ended June 30, 2010 and 2009, no impairment was recorded against the Company’s customer relationships intangible assets. The fair value of the Company’s contingent consideration liability was $11,925 at December 31, 2009 and $12,037 at June 30, 2010.
At June 30, 2010 and December 31, 2009, there was significant unobservable information used to determine the market value for these non-financial assets and liabilities. Therefore, the Company has continued to designate the customer relationships and contingent consideration as Level 3 non-financial assets and liabilities, respectively, under ASC 820.
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
7. Derivative Instruments
As part of the UBS settlement agreement accepted by the Company in November 2008 (See Note 6), the Company received a UBS Put Right to sell certain ARS to UBS at par value beginning on June 30, 2010. The Company adopted the fair value option election under ASC 825 for this instrument in 2008, and accounts for any respective gain/loss as a component of other income in the condensed consolidated statement of operations. Typically, any gain/loss in the UBS Put Right is offset by an opposite, but equal gain/loss in the value of the ARS eligible for the UBS Put Right. After the exercise of the UBS Put Right on June 30, 2010, the Company recognized a gain of $2,517, offset by a corresponding loss, on the UBS Put Right for the six months ended June 30, 2010. The Company recognized a gain of $2,146, offset by a corresponding loss, on the UBS Put Right for the six months ended June 30, 2009. The gains were included as a component of other income in the condensed consolidated statement of operations. To help provide customers with improved trade execution, the Company at times enters into proprietary short-term positions in equity option and equity securities. The Company attempts to hedge these positions so that changes in market prices do not materially change the value of its securities. Any gains/losses from this trading activity are recognized as part of other brokerage-related revenue in the condensed consolidated statement of operations. For the six months ended June 30, 2010 and 2009, the total gains from the Company’s proprietary trading activities were $1,603 and $420, respectively.

8. Contingencies and Guarantees
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Cash and securities in customers’ accounts collateralize margin credit balances. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options, equities or futures transactions that can expose them to risk beyond their invested capital. As of June 30, 2010, the Company had $191,553 in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.
The margin and leverage requirements that the Company imposes on its customer accounts meet or exceed those required by various regulatory requirements and Regulation T of the Board of Governors of the Federal Reserve. The amount of this risk is not quantifiable since the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a result, the Company is exposed to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill customers’ obligations. The Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the accompanying condensed consolidated financial statements.
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the securities’ value on a daily basis and by requiring additional collateral as needed.
Other assets and other liabilities on the condensed consolidated statement of financial condition include premiums on unrealized gains and losses for written and purchased options contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that it does not currently own (see Note 7), and therefore, will be obligated to purchase such securities at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2010, at the fair values of the related securities, and will incur losses if the fair values of these securities increase subsequent to June 30, 2010.
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
The Company provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, the other members would be required to meet any shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees have been recognized in the accompanying condensed consolidated financial statements.
9. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$15,587	$16,073	$27,475	$29,629
Weighted-average number of common shares outstanding — basic	57,403	57,832	57,434	58,146
Effect of dilutive securities	208	156	209	120

Weighted-average number of common shares outstanding — diluted	57,611	57,988	57,643	58,266

Basic EPS	$0.27	$0.28	$0.48	$0.51
Diluted EPS	$0.27	$0.28	$0.48	$0.51
10. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan. All of the options outstanding pursuant to the stock compensation plans at June 30, 2010 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the six months ended June 30, 2010 and June 30, 2009 was $2,352 and $1,811, respectively. As of June 30, 2010, the total compensation cost related to stock options and deferred shares not yet vested and recognized was estimated to be $6,484. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 3.13 years and 3.67 years, respectively. As of June 30, 2010, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $2,770 and $7,148, respectively, and the aggregate intrinsic value of the total exercisable stock options was $1,674. During the six months ended June 30, 2010, 112 shares were issued pursuant to the Company’s equity incentive plans.
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
As of June 30, 2010, optionsXpress, Inc. had net capital requirements of $14,392 and net capital of $103,993. As of June 30, 2009, optionsXpress, Inc. had net capital requirements of $6,544 and net capital of $77,970. All of the Company’s other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.

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
Education Services segment- Education Services provides a full range of investor education products and services that educate customers on stock, market analysis, options, foreign exchange and financial planning.
Information concerning the Company’s operations by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Revenues	2010	2009	2010	2009
Brokerage Services	$57,797	$54,477	$107,288	$103,771
Education Services	8,186	7,304	16,200	7,304
Eliminations	(483)	(66)	(957)	(66)

Total	$65,500	$61,715	$122,531	$111,009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income (Loss) before Income Taxes	2010	2009	2010	2009
Brokerage Services	$25,637	$25,514	$45,973	$46,709
Education Services	(1,045)	(276)	(2,547)	(276)
Non-controlling interests	22	18	39	30

Total	$24,614	$25,256	$43,465	$46,463

	As of	As of
	June 30,	December 31,
	2010	2009
Assets
Brokerage Services	$1,473,049	$1,538,379
Education Services	12,562	12,112
Eliminations	(7,731)	(4,170)

Total	$1,477,880	$1,546,321

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
Results of Operations
The following table sets forth our total net revenues and condensed consolidated statements of operations data for the periods presented as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Results of Operations
Net revenues (in thousands)	$65,500	$61,715	$122,531	$111,009
Compensation and benefits	18.1%	16.9%	19.2%	16.9%
Brokerage, clearing, and other related expenses	15.6	13.0	15.7	13.8
Brokerage advertising	8.8	8.1	8.3	9.7
Education marketing and fulfillment	7.6	7.8	8.4	4.3
Depreciation and amortization	3.5	3.7	3.7	3.9
Other general and administrative	8.8	9.6	9.3	9.6
Income before income taxes	37.6	40.9	35.4	41.8
Income taxes	13.8	14.9	13.0	15.1
Net income	23.8	26.0	22.4	26.7

Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Statistical Data
Number of customer accounts (at period end) (1)	365,500	337,300	365,500	337,300
Daily average revenue trades (“DARTs”) (2)
Retail DARTs	32,700	33,200	31,500	32,500
Institutional DARTs	17,100	11,900	15,700	13,500

Total DARTs	49,800	45,100	47,200	46,000
Customer trades per account (3)	35	34	33	34
Average commission per trade	$14.26	$14.78	$14.40	$14.06
Option trades as a % of total trades	40%	42%	41%	40%
Brokerage advertising expense per net new customer account (4)	$737	$556	$707	$577
Total client assets (000s)	$7,030,199	$5,749,031	$7,030,199	$5,749,031
Client margin balances (000s)	$204,194	$122,770	$204,194	$122,770

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on total net new customer accounts opened during the period.
Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 28,200 to 365,500, or 8.4%;

•	total trades increased by 293,800 to 3,135,400, or 10.3% and

•	average commission per trade decreased by $0.52 to $14.26, or 3.5%.
Commissions
Commissions increased $2.7 million, or 6.4%, for the three months ended June 30, 2010 to $44.7 million compared to $42.0 million for the three months ended June 30, 2009. The increase in commissions was primarily the result of the 10.3% increase in the total number of trades, which was partially offset by the 3.5% decrease in the average commission per trade.
Other brokerage-related revenue
Other brokerage-related revenue decreased $1.9 million, or 26.2%, for the three months ended June 30, 2010 to $5.2 million compared to $7.1 million for the three months ended June 30, 2009. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers for our option order flow.
Net interest revenue and fees
Net interest revenue and fees increased $0.4 million, or 7.7%, to $4.8 million for the three months ended June 30, 2010 compared to $4.4 million for the three months ended June 30, 2009. The increase in net interest revenue and fees was primarily the result of an increase in our customer cash and margin balances.

Education revenues
Education revenue increased $0.5 million, or 6.5%, to $7.7 million for the three months ended June 30, 2010 compared to $7.2 million for the three months ended June 30, 2009. The increase in education revenue was primarily due to the inclusion of operations from Optionetics for the full three month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009, which was partially offset by lower sales volumes. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education revenue.
Other income
Other income increased $2.2 million, or 227.3%, to $3.1 million for the three months ended June 30, 2010 compared to $0.9 million for the three months ended June 30, 2009. The increase in other income is due to a gain recognized from shares we received as a result of the CBOE initial public offering.
Compensation and benefits
Compensation and benefits expenses increased $1.5 million, or 13.6%, to $11.9 million for the three months ended June 30, 2010 from $10.4 million for the three months ended June 30, 2009. The increase in compensation and benefits expenses was primarily due to the incorporation of operations from the acquisition of Optionetics on May 4, 2009, for the full three month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009. The increase in compensation and benefits expenses was partially offset by a decrease in the number of employees from 442 at June 30, 2009 to 435 at June 30, 2010.
Brokerage, clearing, and other related expenses
Brokerage, clearing and other related expenses increased $2.3 million, or 27.4%, to $10.3 million for the three months ended June 30, 2010 from $8.0 million for the three months ended June 30, 2009. Brokerage, clearing and other related expenses increased primarily due to higher payouts to the independent registered representatives of our brokersXpress subsidiary and introducing brokers in our OEC subsidiary.
Brokerage advertising
Brokerage advertising expenses increased $0.7 million, or 14.8%, to $5.7 million for the three months ended June 30, 2010 from $5.0 million for the three months ended June 30, 2009. The increase in advertising expense was primarily due to marketing expenses related to the launch of our Xtend trading platform. Brokerage advertising expenses per net new customer account increased to $737 for the three months ended June 30, 2010 from $556 for the three months ended June 30, 2009. Excluding approximately $1 million in expenses related to the launch of our Xtend trading platform, brokerage advertising per net new customer account would have been $609 for the three months ended June 30, 2010.
Education marketing and fulfillment
Education marketing and fulfillment expenses increased $0.2 million, or 4.0%, to $5.0 million for the three months ended June 30, 2010 compared to $4.8 million for the three months ended June 30, 2009. Education marketing and fulfillment expenses increased primarily due to the inclusion of operations from Optionetics for the full three month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009, which was partially offset by lower sales volumes. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education marketing and fulfillment expenses.
Depreciation and amortization
Depreciation and amortization expenses effectively remained constant at $2.3 million for the three months ended June 30, 2010 and the three months ended June 30, 2009.
Other general and administrative
Other general and administrative expenses decreased $0.1 million, or 1.9%, to $5.8 million for the three months ended June 30, 2010 from $5.9 million for the three months ended June 30, 2009.
Income taxes
Income taxes decreased $0.2 million, or 1.7%, to $9.0 million for the three months ended June 30, 2010 from $9.2 million for the three months ended June 30, 2009. Lower income taxes were primarily due to the 2.5% reduction of income before income taxes.
Net income
As a result of the foregoing, we reported $15.6 million in net income for the three months ended June 30, 2010, compared to $16.1 million in net income for the three months ended June 30, 2009, a decrease of $0.5 million, or 3.0%.

Segment information
Brokerage Services
Brokerage Services net revenues increased $3.3 million, or 6.1% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the increase in commissions and other income, which was partially offset by the decrease in other broker-related revenue. Income before income taxes increased $0.1 million, or 0.5% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Education Services
Education Services net revenues increased $0.9 million, or 12.1% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the inclusion of operations from the acquisition of Optionetics on May 4, 2009, for the full three month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009, which was partially offset by lower sales volumes. The loss before income taxes increased $0.8 million, or 278.6% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the inclusion of operations for the full three month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009 and lower sales volumes.
Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 28,200 to 365,500, or 8.4%;

•	total trades increased by 159,200 to 5,856,600, or 2.8%; and

•	average commission per trade increased by $0.34 to $14.40, or 2.4%.
Commissions
Commissions increased $4.2 million, or 5.3%, for the six months ended June 30, 2010 to $84.3 million compared to $80.1 million for the six months ended June 30, 2009. The increase in commissions was primarily the result of the 2.8% increase in the total trades and the 2.4% increase in the average commission per trade.
Other brokerage-related revenue
Other brokerage-related revenue decreased $3.7 million, or 27.3%, for the six months ended June 30, 2010 to $9.7 million compared to $13.4 million for the six months ended June 30, 2009. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers for our option order flow.
Net interest revenue and fees
Net interest revenue and fees increased $0.8 million, or 8.5%, to $9.5 million for the six months ended June 30, 2010 compared to $8.7 million for the six months ended June 30, 2009. The increase in net interest revenue and fees was primarily the result of an increase in our customer cash and margin balances.
Education revenue
Education revenue increased $8.0 million, or 110.6%, to $15.2 million for the six months ended June 30, 2010 compared to $7.2 million for the six months ended June 30, 2009. The increase in education revenue was primarily due to the inclusion of operations from Optionetics for the full six month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009, which was partially offset by lower sales volumes. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education revenue.
Other income
Other income increased $2.3 million, or 146.0%, to $3.8 million for the six months ended June 30, 2010 from $1.5 million for the six months ended June 30, 2009. The increase in other income is due to a gain recognized from shares we received as a result of the CBOE initial public offering.

====================================================================================================================================

Compensation and benefits
Compensation and benefits expenses increased $4.7 million, or 25.0%, to $23.5 million for the six months ended June 30, 2010 from $18.8 million for the six months ended June 30, 2009. The increase in compensation and benefits expenses was primarily due to the incorporation of operations from the acquisition of Optionetics on May 4, 2009, for the full six month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009. The increase in compensation and benefits expenses was partially offset by a decrease in the number of employees from 442 at June 30, 2009 to 435 at June 30, 2010.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $4.1 million, or 26.5%, to $19.3 million for the six months ended June 30, 2010 from $15.2 million for the six months ended June 30, 2009. Brokerage, clearing and other related expenses increased primarily due to higher payouts to the independent registered representatives of our brokersXpress subsidiary, higher payouts to introducing brokers in our OEC subsidiary and higher execution costs on certain option trades executed on behalf of our customers.
Brokerage advertising
Brokerage advertising expenses decreased $0.7 million, or 6.3%, to $10.1 million for the six months ended June 30, 2010 from $10.8 million for the six months ended June 30, 2009. Brokerage advertising expenses per net new customer account increased to $707 for the six months ended June 30, 2010 from $577 for the six months ended June 30, 2009. Excluding approximately $1 million in expenses related to the launch of our Xtend trading platform, brokerage advertising per net new customer account would have been $637 for the six months ended June 30, 2010.
Education marketing and fulfillment
Education marketing and fulfillment expenses increased $5.5 million, or 114.5%, to $10.3 million for the six months ended June 30, 2010 compared to $4.8 million for the six months ended June 30, 2009. Education marketing and fulfillment expenses increased primarily due to the inclusion of operations from Optionetics for the full six month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009, which was partially offset by lower sales volumes. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education marketing and fulfillment expenses.
Depreciation and amortization
Depreciation and amortization expenses increased $0.3 million, or 6.5%, to $4.6 million for the six months ended June 30, 2010 from $4.3 million for the six months ended June 30, 2009. Increased depreciation and amortization expenses were primarily due to the intangible and fixed assets additions from our acquisition of Optionetics on May 4, 2009.
Other general and administrative
Other general and administrative expenses increased $0.7 million, or 6.6%, to $11.3 million for the six months ended June 30, 2010 from $10.6 million for the six months ended June 30, 2009. Increased other general and administrative expenses were primarily due to the incorporation of other general and administrative expenses from our acquisition of Optionetics on May 4, 2009.
Income taxes
Income taxes decreased $0.8 million, or 5.1%, to $16.0 million for the six months ended June 30, 2010 from $16.8 million for the six months ended June 30, 2009. Lower income taxes were primarily due to the 6.5% reduction of income before taxes.
Net income
As a result of the foregoing, we reported $27.5 million in net income for the six months ended June 30, 2010, compared to $29.6 million in net income for the six months ended June 30, 2009, a decrease of $2.1 million, or 7.3%.
Segment information
Brokerage services
Brokerage Services net revenues increased $3.5 million, or 3.4% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to the increase in commissions and other income, which was partially offset by the decrease in other broker-related revenue. Income before taxes decreased $0.7 million or 1.6% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due primarily to lower other brokerage related revenue.
Education Services
Education Services net revenues increased $8.9 million, or 121.8% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to the inclusion of operations from the acquisition of Optionetics on May 4, 2009, for the full six month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009, which was partially offset by lower sales volumes. The loss before income taxes increased $2.3 million, or 822.8% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to the inclusion of operations for the full six month period ended June 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending June 30, 2009 and lower sales volumes.

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
We invest company cash in a variety of high credit quality investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and tax-free ARS backed by United States Department of Education-guaranteed student loans issued under the FFELP. Our ARS are securities with long-term stated maturities (during years 2033-2040) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all our ARS have failed since February 2008. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. Our ARS portfolio consists entirely of securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are AAA-rated with the exception of two issues totaling $6.0 million in par value, and all of our ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS will be unable to satisfy the terms of the indentures or that the underlying credit quality of the assets backing our ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $86.8 million of our ARS securities have been redeemed by issuers or their brokers at par. We believe we have the ability and intent, if necessary, to hold our remaining ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.
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
As of June 30, 2010, optionsXpress, Inc. had net capital requirements of $14.4 million and net capital of $104.0 million. As of June 30 2009, optionsXpress, Inc. had net capital requirements of $6.5 million and net capital of $78.0 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At June 30, 2010, we had interest-bearing security deposits and short-term treasury bills totaling $20.0 million deposited with clearing organizations for the self-clearing of equities and option trades.
At June 30, 2010, we had $891.2 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $1,074.9 million as of June 30, 2010.
Credit Facility
We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.
To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of June 30, 2010, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.

Cash Flow
Cash used in operating activities was $1.7 million for the six months ended June 30, 2010, compared to cash provided by operating activities of $38.1 million for the six months ended June 30, 2009. The primary reasons for the decrease in cash provided by operating activities was due to the decrease of payables to brokerage customers which was partially offset by the decrease of the receivables from brokers, dealers and clearing organizations.
Cash provided by investing activities was $0.3 million for the six months ended June 30, 2010, compared to cash used in investing activities of $15.3 million for the six months ended June 30, 2009. The primary reason for the decrease in cash used in investing activities was the absence of the net proceeds used to acquire Optionetics on May 4, 2009.
Cash used in financing activities was $2.8 million for the six months ended June 30, 2010, compared to cash used in financing activities of $18.6 million for the six months ended June 30, 2009. Cash used in financing activities decreased primarily due to the reduction of cash used to repurchase our outstanding common stock.
Capital Expenditures
Capital expenditures were $1.5 million for the three months ended June 30, 2010, compared to $0.8 million for the three months ended June 30, 2009. The increase in capital expenditures was related to an increased level of fixed asset additions. Capital expenditures for the periods ended June 30, 2010 and 2009 included capitalized software development costs, which we capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification tm Topic 350-50, Website Development Costs, primarily related to the development of our technology.
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
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2010, we had $191.6 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We did not repurchase any of our common stock during the three months ended June 30, 2010.

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

Dated: August 9, 2010	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT
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