Form 10-Q
period 2010-09-30
optionsXpress Holdings, Inc.
filed 2010-11-09
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010, there were 57,441,979 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$230,522	$178,989
Cash and investments segregated in compliance with federal regulations	905,621	881,210
Receivables from brokerage customers, net	173,294	149,871
Receivables from brokers, dealers and clearing organizations	30,255	110,779
Investments in securities	12,125	70,850
Deposits with clearing organizations	24,395	30,245
Fixed assets, (net of accumulated depreciation and amortization of $25,196 and $19,758 at September 30, 2010 and December 31, 2009, respectively)	12,019	13,263
Goodwill	85,386	81,590
Other intangible assets, net	5,250	6,525
Other assets	27,275	22,999

Total assets	$1,506,142	$1,546,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables to brokerage customers	$1,106,082	$1,179,204
Payables to brokers, dealers and clearing organizations	2,375	144
Accrued liabilities and accounts payable	19,619	19,027
Current and deferred income taxes	14	193
Other liabilities	26,492	36,878

Total liabilities	1,154,582	1,235,446

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 57,436 and 57,525 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	15,286	15,131
Accumulated other comprehensive loss	(1,033)	(1,179)
Non-controlling interests	174	120
Retained earnings	337,127	296,797

Total stockholders’ equity	351,560	310,875

Total liabilities and stockholders’ equity	$1,506,142	$1,546,321

See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Commissions	$35,229	$40,501	$119,540	$120,598
Other brokerage-related revenue	3,533	7,357	13,274	20,762
Interest revenue and fees	4,539	4,241	14,132	13,110
Interest expense	(39)	(55)	(146)	(178)

Net interest revenue and fees	4,500	4,186	13,986	12,932
Education revenue	6,111	9,156	21,348	16,390
Other income	4,002	1,087	7,758	2,614

Net revenues	53,375	62,287	175,906	173,296

Expenses:
Compensation and benefits	11,451	11,885	34,953	30,693
Brokerage, clearing and other related expenses	8,399	7,795	27,667	23,032
Brokerage advertising	3,300	3,207	13,416	14,001
Education marketing and fulfillment	3,815	6,006	14,096	10,798
Depreciation and amortization	2,148	2,350	6,716	6,640
Other general and administrative	5,908	5,748	17,239	16,373

Total expenses	35,021	36,991	114,087	101,537

Income before income taxes of consolidated companies	18,354	25,296	61,819	71,759
Income taxes	5,484	9,007	21,435	25,811

Net income of consolidated companies	12,870	16,289	40,384	45,948
Net income attributable to non-controlling interests	15	21	54	51

Net income	$12,855	$16,268	$40,330	$45,897

Earnings per common share:
Basic	$0.22	$0.28	$0.70	$0.79
Diluted	$0.22	$0.28	$0.70	$0.79
Weighted-average number of common shares:
Basic	57,461	57,743	57,441	58,011
Diluted	57,635	57,936	57,649	58,154
Dividends declared per share	$—	$—	$—	$0.0800
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Operating activities
Net income	$40,330	$45,897
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,716	6,640
Stock-based compensation	3,291	2,634
Excess tax benefit for stock-based compensation	24	165
Deferred income taxes	854	793
Decrease in contingent liability	(3,177)	(340)
Unrealized loss (gain), deferred rent and other	635	(812)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(24,411)	(370,820)
Receivables from brokerage customers, net	(23,423)	4,844
Receivables from brokers, dealers and clearing organizations	80,524	(47,036)
Investments in securities	48,700	6,825
Deposits with clearing organizations	5,850	(24,226)
Other assets	(4,890)	(2,650)
Increase (decrease) in:
Payables to brokerage customers	(73,122)	404,313
Payables to brokers, dealers and clearing organizations	2,231	524
Accrued liabilities and accounts payable	628	(13,353)
Current income taxes	(1,761)	(748)
Other liabilities	(7,655)	10,851

Net cash provided by operating activities	51,344	23,501

Investing activities
Proceeds from sales and maturities of investments in securities	11,200	3,200
Purchases and development of computer software	(2,988)	(2,591)
Purchases of fixed assets	(1,206)	(385)
Payment of contingent consideration	(2,330)	(2,151)
Cash used in acquisition (net of cash received of $3,761)	—	(14,697)

Net cash provided by (used in) investing activities	4,676	(16,624)

Financing activities
Exercise of stock options	95	38
Excess tax benefit for stock-based compensation	(24)	(165)
Purchases through employee stock purchase plan	24	19
Purchase of non-controlling equity interest	—	(1,021)
Stock repurchases	(4,447)	(14,381)
Dividends paid	—	(4,638)

Net cash used in financing activities	(4,352)	(20,148)

Effect of exchange rates on cash and cash equivalents	(135)	(362)

Net increase (decrease) in cash and cash equivalents	51,533	(13,633)

Cash and cash equivalents, beginning of period	178,989	114,450

Cash and cash equivalents, end of period	$230,522	$100,817

Supplemental cash flow information:
Income taxes paid	$22,062	$26,199
Interest paid	146	178
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation gain (loss)	372	(72)
Intangible assets acquired in lieu of debt repayment	—	2,500
Issuance of common stock in acquisition	1,466	1,370
Non-cash change in unrealized gain on available for sale investments in securities	335	642
Non-cash gain from CBOE seat exchanged for initial public offering stock	2,053	—
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
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2010 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
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
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), the Securities Investor Protection Corporation (“SIPC”), the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the BATS exchange, the NYSE Amex Options Exchange, NASDAQ Options Market, the NYSE Arca Exchange, and the NASDAQ OMX PHLX Exchange. brokersXpress LLC (“brokersXpress”) is a broker-dealer registered with the SEC and a member of FINRA and SIPC. In addition, optionsXpress, Inc., brokersXpress and Open E Cry, LLC (“OEC”, formerly known as Open E Cry) are registered with the Commodity Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is provincially registered and registered with the Investment Industry Regulatory Organization of Canada. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets and has obtained passport licensure in various European Union countries. optionsXpress Australia Pty Limited is registered with and licensed by the Australian Securities & Investments Commission.
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
Education Revenue — Education revenue within its education services segment is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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
For the initial two-day seminar, the Company’s policy is to refund the cost of the seminar if the customer requests the refund prior to noon on the first day of the seminar or within 14 days of enrolling in the seminar, whichever comes first. For other seminars besides the initial two-day seminar, the Company’s policy is to refund the cost of the seminar within 7 days from the date the seminar was ordered. For website subscription services, the Company’s policy is to refund the cost of the website subscription service up until the subscription period has commenced. For home study products, the Company’s policy is to refund the cost of these products if the customer returns the product within 30 days of receiving the product.
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
Other Liabilities — Other liabilities include deferred revenue, corporate securities sold, at fair value, an accrued contingent liability and other miscellaneous liabilities that were previously reported in accrued liabilities and accounts payable. Prior year balances have been reclassified to conform to the current year presentation.
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

4. Goodwill
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill:

Balance, January 1, 2010	$81,590
Contingent consideration payment for OEC acquisition	3,796

Balance, September 30, 2010	$85,386

In performing the annual impairment test, the Company utilized quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company’s reporting units based on operating revenues, and was compared to the carrying value of the respective reporting unit. No impairment of goodwill was determined for the nine months ended September 30, 2010. All of the goodwill has been allocated to the Brokerage Services segment. The Company amortizes goodwill for income tax purposes on a straight-line basis over a period of fifteen years with the exception of the goodwill recognized from the Optionetics acquisition, which is non-deductible for income tax purposes.
5. Capitalization
Common Stock
At September 30, 2010, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 57,436 shares were issued and outstanding.
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
For the nine months ended September 30, 2010, the Company has repurchased 295 shares of its common stock in aggregate under these programs at a total cost of $4,447, or an average cost of $15.10 per share. Since inception, the Company has repurchased 6,250 shares of its common stock in aggregate under these programs at a total cost of $109,790, or an average cost of $17.57 per share. The repurchased shares were retired to authorized, but unissued shares.
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

Financial Assets and Liabilities
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities owned, at fair value, including $4,860 of available-for-sale investments in securities that are pledged as collateral for a letter of credit, and financial instruments sold but not yet purchased at fair value as of September 30, 2010 and December 31, 2009:

September 30, 2010	Level 1(1)	Level 2(2)	Level 3(3)	Total
Financial assets, at fair value:

Money market funds included in cash and cash equivalents	$97,302	$—	$—	$97,302
U.S. treasury securities included in deposits with clearing organizations	11,295	—	—	11,295
Corporate equities and derivatives included in other assets	14,747	1,374	—	16,121
Investments in securities	—	—	12,125	12,125

	$123,344	$1,374	$12,125	$136,843

Financial liabilities, at fair value:

Corporate equities and derivatives included in other liabilities	$11,597	$—	$—	$11,597

	$11,597	$—	$—	$11,597

December 31, 2009	Level 1(1)	Level 2(2)	Level 3(3)	Total
Financial assets, at fair value:

Money market funds included in cash and cash equivalents	$72,094	$—	$—	$72,094
U.S. treasury securities included in deposits with clearing organizations	12,997	—	—	12,997
Corporate equities and derivatives included in other assets	12,162	—	—	12,162
Investments in securities	—	—	70,850	70,850

	$97,253	$—	$70,850	$168,103

Financial liabilities, at fair value:

Corporate equities and derivatives included in other liabilities	$17,520	$—	$—	$17,520

	$17,520	$—	$—	$17,520

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities or have quoted market prices in active markets for identical assets or liabilities.

(2)	Level 2 assets represent publicly traded shares that are restricted as part of an initial public offering and are valued based on the quoted market price less any discount for that restriction.

(3)	Level 3 assets represent 8.9% and 42.1% of all financial assets measured at fair value at September 30, 2010 and December 31, 2009, respectively (see below for further information).

The following table provides a reconciliation of the beginning and ending balances for the major classes of financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities
Assets
Balance, January 1, 2010	$70,850
Total gains/(losses), realized and unrealized	1,175
Redemptions	(59,900)

Balance, September 30, 2010	$12,125

The Company’s Level 3 financial assets are comprised of auction rate securities (“ARS”). The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the Federal Family Education Loan Program (“FFELP”). The Company’s ARS are marketable securities with long-term stated maturities (during years 2034-2040) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the current liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when the auctions fail. All of the Company’s ARS are current with respect to the receipt of interest payments according to the stated terms of each ARS indenture. The Company believes it has the ability and intent, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops. Since the ARS markets began failing on February 14, 2008, $94,775 of the Company’s ARS securities have been redeemed by issuers or their brokers at par. Issuers or their brokers have redeemed $59,900 of par value ARS at par during the nine months ended September 30, 2010.
At September 30, 2010, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under ASC 820 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company calculated income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Based on the Company’s analysis, the weighted average economic life was estimated to be approximately four years. For the fair market interest rates used in its discounted cash flow, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 150bps-250bps over the London Interbank Offered Rate.
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
The remaining $12,800 in par value ARS were sold by another investment advisor, who has not made an offer similar to UBS, and therefore, the Company has continued to classify them as available-for-sale securities. The Company’s calculation of fair value of the ARS not held at UBS at September 30, 2010 implied an impairment of fair value of approximately $675, which has been recorded through accumulated other comprehensive loss on the condensed consolidated statement of financial condition, and the carrying fair value of those ARS was approximately $12,125.
Non-Financial Assets and Liabilities
Non-financial assets and liabilities subject to fair value measurements include customer relationships that are included in other intangible assets and a contingent liability included in other liabilities. At September 30, 2010 and December 31, 2009, there was significant unobservable information used to determine the market value for these non-financial assets and liabilities. Therefore, the Company has continued to designate the customer relationships’ intangible asset and the contingent liability as Level 3 non-financial assets and liabilities, respectively, under ASC 820.
The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s finite-lived intangible assets is evaluated by comparing the current and forecasted cash flows associated with the assets to the assets’ carrying values. The fair value of the Company’s customer relationships’ intangible assets were $5,122 at December 31, 2009 and $3,957 at September 30, 2010. For the nine months ended September 30, 2010 and 2009, no impairment was recorded against the Company’s customer relationships intangible assets.
The Company’s non-financial liabilities include a contingent liability for accrued contingent consideration related to the acquisition of Optionetics. The accrued contingent consideration is payable for a period of five years following the acquisition and is based on the profitability of the business acquired and the number of funded brokerage accounts referred to the Company’s Brokerage Services segment in the year the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7,000 for each of the first five years following the acquisition date of May 4, 2009. The fair value is based on the estimated projected future performance of Optionetics, the time remaining on the liability and the estimated market debt rate for the Company. The fair value of the contingent liability was $11,925 at December 31, 2009 and $8,748 at September 30, 2010.

7. Derivative Instruments
As part of the UBS settlement agreement accepted by the Company in November 2008 (See Note 6), the Company received a UBS Put Right to sell certain ARS to UBS at par value beginning on June 30, 2010. The Company adopted the fair value option election under ASC 825 for this instrument in 2008, and accounts for any respective gain/loss as a component of other income in the condensed consolidated statement of operations. Typically, any gain/loss in the UBS Put Right is offset by an opposite, but equal gain/loss in the value of the ARS eligible for the UBS Put Right. After the exercise of the UBS Put Right on June 30, 2010, the Company recognized a gain of $2,517, offset by a corresponding loss, on the UBS Put Right for the nine months ended September 30, 2010. The Company recognized a gain of $2,557, offset by a corresponding loss, on the UBS Put Right for the nine months ended September 30, 2009. The gains were included as a component of other income in the condensed consolidated statement of operations.
To help provide customers with improved trade execution, the Company at times enters into proprietary short-term positions in equity option and equity securities. The Company attempts to hedge these positions so that changes in market prices do not materially change the value of its securities. Any gains/losses from this trading activity are recognized as part of other brokerage-related revenue in the condensed consolidated statement of operations. For the nine months ended September 30, 2010 and 2009, the total gains from the Company’s proprietary trading activities were $2,186 and $698, respectively.
8. Contingencies and Guarantees
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Cash and securities in customers’ accounts collateralize margin credit balances. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options, equities or futures transactions that can expose them to risk beyond their invested capital. As of September 30, 2010 and December 31, 2009, the Company had $170,905 and $148,533, respectively, in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.
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
Other assets and other liabilities on the condensed consolidated statement of financial condition include premiums on unrealized gains and losses for written and purchased options contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that it does not currently own (see Note 7), and therefore, will be obligated to purchase such securities at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of September 30, 2010, at the fair values of the related securities, and will incur losses if the fair values of these securities increase subsequent to September 30, 2010.
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
9. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$12,855	$16,268	$40,330	$45,897
Weighted-average number of common shares outstanding — basic	57,461	57,743	57,441	58,011
Effect of dilutive securities	174	193	208	143

Weighted-average number of common shares outstanding — diluted	57,635	57,936	57,649	58,154

Basic EPS	$0.22	$0.28	$0.70	$0.79
Diluted EPS	$0.22	$0.28	$0.70	$0.79
10. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan. All of the options outstanding pursuant to the stock compensation plans at September 30, 2010 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the nine months ended September 30, 2010 and September 30, 2009 was $3,291 and $2,634, respectively. As of September 30, 2010, the total compensation cost related to stock options and deferred shares not yet vested and recognized was estimated to be $5,834. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 2.91 years and 3.48 years, respectively. As of September 30, 2010, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $2,414 and $7,193, respectively, and the aggregate intrinsic value of the total exercisable stock options was $1,404. During the nine months ended September 30, 2010, 126 shares were issued pursuant to the Company’s equity incentive plans.
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
optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1,000), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Reg. 1.17 and 8% of the total risk margin requirements for all positions carried in non-customer accounts.

As of September 30, 2010, optionsXpress, Inc. had net capital requirements of $8,985 and net capital of $119,335. As of September 30, 2009, optionsXpress, Inc. had net capital requirements of $11,723 and net capital of $87,870. All of the Company’s other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
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
Information concerning the Company’s operations by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Revenues	2010	2009	2010	2009
Brokerage Services	$47,548	$53,138	$154,836	$156,909
Education Services	6,591	9,640	22,791	16,944
Eliminations	(764)	(491)	(1,721)	(557)

Total	$53,375	$62,287	$175,906	$173,296

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income (Loss) before Income Taxes	2010	2009	2010	2009
Brokerage Services	$19,496	$26,292	$65,469	$73,001
Education Services	(1,157)	(1,017)	(3,704)	(1,293)
Non-controlling interests	15	21	54	51

Total	$18,354	$25,296	$61,819	$71,759

	As of	As of
	September 30,	December 31,
	2010	2009
Assets
Brokerage Services	$1,502,128	$1,538,379
Education Services	13,473	12,112
Eliminations	(9,459)	(4,170)

Total	$1,506,142	$1,546,321

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

Results of Operations
The following table sets forth our total net revenues and condensed consolidated statements of operations data for the periods presented as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Results of Operations
Net revenues (in thousands)	$53,375	$62,287	$175,906	$173,296
Compensation and benefits	21.5%	19.1%	19.9%	17.7%
Brokerage, clearing, and other related expenses	15.7	12.5	15.8	13.3
Brokerage advertising	6.2	5.1	7.6	8.1
Education marketing and fulfillment	7.1	9.6	8.0	6.2
Depreciation and amortization	4.0	3.8	3.8	3.8
Other general and administrative	11.1	9.3	9.8	9.5
Income before income taxes	34.4	40.6	35.1	41.4
Income taxes	10.3	14.5	12.2	14.9
Net income	24.1	26.1	22.9	26.5
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Statistical Data
Number of customer accounts (at period end) (1)	371,100	343,900	371,100	343,900
Daily average revenue trades (“DARTs”) (2)
Retail DARTs	26,300	30,600	29,800	31,800
Institutional DARTs	12,700	11,400	14,700	12,800

Total DARTs	39,000	42,000	44,500	44,600
Customer trades per account (3)	27	32	31	34
Average commission per trade	$14.11	$15.07	$14.31	$14.38
Option trades as a % of total trades	41%	43%	41%	41%
Brokerage advertising expense per net new customer account (4)	$589	$486	$674	$553
Total client assets (000s)	$7,574,541	$6,349,342	$7,574,541	$6,349,342
Client margin balances (000s)	$185,868	$130,283	$185,868	$130,283

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on total net new customer accounts opened during the period.
Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 27,200 to 371,100, or 7.9%;

•	total trades decreased by 191,500 to 2,496,400, or 7.1% and

•	average commission per trade decreased by $0.96 to $14.11, or 6.4%.
Commissions
Commissions decreased $5.3 million, or 13.0%, for the three months ended September 30, 2010 to $35.2 million compared to $40.5 million for the three months ended September 30, 2009. The decrease in commissions was primarily the result of the 7.1% decrease in the total number of trades and the 6.4% decrease in the average commission per trade.

Other brokerage-related revenue
Other brokerage-related revenue decreased $3.9 million, or 52.0%, for the three months ended September 30, 2010 to $3.5 million compared to $7.4 million for the three months ended September 30, 2009. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers for our option order flow and a reduction in the number of option contracts traded.
Net interest revenue and fees
Net interest revenue and fees increased $0.3 million, or 7.5%, to $4.5 million for the three months ended September 30, 2010 compared to $4.2 million for the three months ended September 30, 2009. The increase in net interest revenue and fees was primarily the result of an increase in our customer cash and margin balances.
Education revenue
Education revenue decreased $3.1 million, or 33.3%, to $6.1 million for the three months ended September 30, 2010 compared to $9.2 million for the three months ended September 30, 2009. The decrease in education revenue was primarily due to lower revenue from seminar sales.
Other income
Other income increased $2.9 million, or 268.2%, to $4.0 million for the three months ended September 30, 2010 compared to $1.1 million for the three months ended September 30, 2009. The increase in other income is due primarily to the reduction in fair value of the contingent liability from the Optionetics acquisition.
Compensation and benefits
Compensation and benefits expenses decreased $0.4 million, or 3.7%, to $11.5 million for the three months ended September 30, 2010 from $11.9 million for the three months ended September 30, 2009. The decrease in compensation and benefits expenses was primarily due to a decrease in the annual bonus accrual due to lower overall company performance and the decrease in the number of employees from 433 at September 30, 2009 to 419 at September 30, 2010.
Brokerage, clearing, and other related expenses
Brokerage, clearing and other related expenses increased $0.6 million, or 7.7%, to $8.4 million for the three months ended September 30, 2010 from $7.8 million for the three months ended September 30, 2009. Brokerage, clearing and other related expenses increased primarily due to higher payouts to the independent registered representatives of our brokersXpress subsidiary, which was partially offset by the decline in overall trade volume.
Brokerage advertising
Brokerage advertising expenses increased $0.1 million, or 2.9%, to $3.3 million for the three months ended September 30, 2010 from $3.2 million for the three months ended September 30, 2009. Brokerage advertising expenses per net new customer account increased to $589 for the three months ended September 30, 2010 from $486 for the three months ended September 30, 2009.
Education marketing and fulfillment
Education marketing and fulfillment expenses decreased $2.2 million, or 36.5%, to $3.8 million for the three months ended September 30, 2010 compared to $6.0 million for the three months ended September 30, 2009. Education marketing and fulfillment expenses decreased primarily due to lower marketing expense for preview events.
Depreciation and amortization
Depreciation and amortization expenses decreased $0.3 million, or 8.6%, to $2.1 million for the three months ended September 30, 2010 from $2.4 million for the three months ended September 30, 2009. Lower depreciation and amortization expenses were due to a reduced level of fixed assets being depreciated and amortized.
Other general and administrative
Other general and administrative expenses increased $0.2 million, or 2.8%, to $5.9 million for the three months ended September 30, 2010 from $5.7 million for the three months ended September 30, 2009.
Income taxes
Income taxes decreased $3.5 million, or 39.1%, to $5.5 million for the three months ended September 30, 2010 from $9.0 million for the three months ended September 30, 2009. Lower income taxes were primarily due to the 27.4% reduction of income before income taxes and the non-taxable reduction in fair value of the contingent liability from the Optionetics acquisition.

Net income
As a result of the foregoing, we reported $12.9 million in net income for the three months ended September 30, 2010, compared to $16.3 million in net income for the three months ended September 30, 2009, a decrease of $3.4 million, or 21.0%.
Segment information
Brokerage Services
Brokerage Services net revenues decreased $5.6 million, or 10.5% to $47.5 million for the three months ended September 30, 2010 compared to the $53.1 million for the three months ended September 30, 2009 due to the decrease in commissions and other brokerage-related revenue, which was partially offset by the increase in other income. Income before income taxes decreased $6.8 million, or 25.8%, to $19.5 million for the three months ended September 30, 2010 compared to the $26.3 million for the three months ended September 30, 2009 primarily due to the overall decline in net revenues and the increase in brokerage, clearing, and other related expenses.
Education Services
Education Services net revenues decreased $3.0 million, or 31.6% to $6.6 million for the three months ended September 30, 2010 compared to the $9.6 million for the three months ended September 30, 2009 due to lower seminar sales. The loss before income taxes increased $0.2 million, or 13.8%, to $1.2 million for the three months ended September 30, 2010 compared to the $1.0 million for the three months ended September 30, 2009 due to lower seminar sales, which were largely offset by declines in marketing expense for preview events.
Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 27,200 to 371,100, or 7.9%;

•	total trades decreased by 32,100 to 8,353,000, or 0.4%; and

•	average commission per trade decreased by $0.07 to $14.31, or 0.5%.
Commissions
Commissions decreased $1.1 million, or 0.9%, for the nine months ended September 30, 2010 to $119.5 million compared to $120.6 million for the nine months ended September 30, 2009. The decrease in commissions was primarily the result of the 0.4% decrease in the total trades and the 0.5% decrease in the average commission per trade.
Other brokerage-related revenue
Other brokerage-related revenue decreased $7.5 million, or 36.1%, for the nine months ended September 30, 2010 to $13.3 million compared to $20.8 million for the nine months ended September 30, 2009. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers for our option order flow.
Net interest revenue and fees
Net interest revenue and fees increased $1.1 million, or 8.2%, to $14.0 million for the nine months ended September 30, 2010 compared to $12.9 million for the nine months ended September 30, 2009. The increase in net interest revenue and fees was primarily the result of an increase in our customer cash and margin balances.
Education revenue
Education revenue increased $4.9 million, or 30.3%, to $21.3 million for the nine months ended September 30, 2010 compared to $16.4 million for the nine months ended September 30, 2009. The increase in education revenue was primarily due to the inclusion of operations from Optionetics for the full nine month period ended September 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending September 30, 2009, which was partially offset by lower sales volumes. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education revenue.

Other income
Other income increased $5.2 million, or 196.8%, to $7.8 million for the nine months ended September 30, 2010 from $2.6 million for the nine months ended September 30, 2009. The increase in other income is due to the reduction in fair value of the contingent liability from the Optionetics acquisition and the gain recognized from the shares that we received as a result of the CBOE initial public offering.
Compensation and benefits
Compensation and benefits expenses increased $4.3 million, or 13.9%, to $35.0 million for the nine months ended September 30, 2010 from $30.7 million for the nine months ended September 30, 2009. The increase in compensation and benefits expenses was primarily due to the incorporation of operations from the acquisition of Optionetics on May 4, 2009, for the full nine month period ended September 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending September 30, 2009.
Brokerage, clearing, and other related expenses
Brokerage, clearing, and other related expenses increased $4.7 million, or 20.1%, to $27.7 million for the nine months ended September 30, 2010 from $23.0 million for the nine months ended September 30, 2009. Brokerage, clearing and other related expenses increased primarily due to higher payouts to the independent registered representatives of our brokersXpress subsidiary, higher payouts to introducing brokers in our OEC subsidiary and higher overall option contracts traded.
Brokerage advertising
Brokerage advertising expenses decreased $0.6 million, or 4.2%, to $13.4 million for the nine months ended September 30, 2010 from $14.0 million for the nine months ended September 30, 2009. The decline in brokerage advertising expense was due to a decline in spending in response to a weaker market for new accounts. Brokerage advertising expenses per net new customer account increased to $674 for the nine months ended September 30, 2010 from $553 for the nine months ended September 30, 2009.
Education marketing and fulfillment
Education marketing and fulfillment expenses increased $3.3 million, or 30.5%, to $14.1 million for the nine months ended September 30, 2010 compared to $10.8 million for the nine months ended September 30, 2009. Education marketing and fulfillment expenses increased primarily due to the inclusion of operations from Optionetics for the full nine month period ended September 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending September 30, 2009, which was partially offset by lower marketing expense for preview events. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education marketing and fulfillment expenses.
Depreciation and amortization
Depreciation and amortization expenses increased $0.1 million, or 1.1%, to $6.7 million for the nine months ended September 30, 2010 from $6.6 million for the nine months ended September 30, 2009.
Other general and administrative
Other general and administrative expenses increased $0.8 million, or 5.3%, to $17.2 million for the nine months ended September 30, 2010 from $16.4 million for the nine months ended September 30, 2009. Increased other general and administrative expenses were primarily due to the incorporation of other general and administrative expenses from our acquisition of Optionetics on May 4, 2009.
Income taxes
Income taxes decreased $4.4 million, or 17.0%, to $21.4 million for the nine months ended September 30, 2010 from $25.8 million for the nine months ended September 30, 2009. Lower income taxes were primarily due to the 13.9% reduction of income before taxes and the non-taxable reduction in fair value of the contingent liability from the Optionetics acquisition in the third quarter of 2010.
Net income
As a result of the foregoing, we reported $40.3 million in net income for the nine months ended September 30, 2010, compared to $45.9 million in net income for the nine months ended September 30, 2009, a decrease of $5.6 million, or 12.1%.
Segment information
Brokerage services
Brokerage Services net revenues decreased $2.1 million, or 1.3%, to $154.8 million for the nine months ended September 30, 2010 compared to the $156.9 million for the nine months ended September 30, 2009 primarily due to the decrease in other brokerage-related revenue, which was partially offset by the increase in other income. Income before income taxes decreased $7.5 million or 10.3%, $65.5 million for the nine months ended September 30, 2010 compared to the $73.0 million for the nine months ended September 30, 2009 primarily due to the overall decline in net revenues and the increase in brokerage, clearing, and other related expenses.

Education Services
Education Services net revenues increased $5.9 million, or 34.5%, to $22.8 million for the nine months ended September 30, 2010 compared to the $16.9 million for the nine months ended September 30, 2009 due to the inclusion of operations from the acquisition of Optionetics on May 4, 2009, for the full nine month period ended September 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending September 30, 2009, which was partially offset by lower sales volumes. The loss before income taxes increased $2.4 million, or 186.5%, to $3.7 million for the nine months ended September 30, 2010 compared to the $1.3 million for the nine months ended September 30, 2009 due to the inclusion of operations for the full nine month period ended September 30, 2010, versus the post-acquisition period beginning May 4, 2009 and ending September 30, 2009, and due to lower seminar sales.
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
We invest company cash in a variety of high credit quality investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and tax-free ARS backed by United States Department of Education-guaranteed student loans issued under the FFELP. Our ARS are securities with long-term stated maturities (during years 2034-2040) for which the interest rates are reset through periodic short-term auctions every 7 or 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all our ARS have failed since February 2008. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. Our ARS portfolio consists entirely of securities backed by student loans issued under the FFELP program, which are individually guaranteed by the United States Department of Education. All of our ARS are AAA-rated and current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS will be unable to satisfy the terms of the indentures or that the underlying credit quality of the assets backing our ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $94.8 million of our ARS securities have been redeemed by issuers or their brokers at par. We believe we have the ability and intent, if necessary, to hold our remaining ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.
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
optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1.0 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts, as defined in Reg. 1.17.
As of September 30, 2010, optionsXpress, Inc. had net capital requirements of $9.0 million and net capital of $119.3 million. As of September 30, 2009, optionsXpress, Inc. had net capital requirements of $11.7 million and net capital of $87.9 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At September 30, 2010, we had interest-bearing security deposits and short-term treasury bills totaling $24.4 million deposited with clearing organizations for the self-clearing of equities and option trades.
At September 30, 2010, we had $905.6 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $1,106.1 million as of September 30, 2010.

Credit Facility
We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.
To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of September 30, 2010, there was no balance outstanding on this credit facility.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash provided by operating activities was $51.3 million for the nine months ended September 30, 2010, compared to cash provided by operating activities of $23.5 million for the nine months ended September 30, 2009. The primary reasons for the increase in cash provided by operating activities was due to the decrease in securities failed to deliver and redemptions of ARS, which was partially offset by decrease in payables to brokerage customers.
Cash provided by investing activities was $4.7 million for the nine months ended September 30, 2010, compared to cash used in investing activities of $16.6 million for the nine months ended September 30, 2009. The primary reason for the decrease in cash used in investing activities was the absence of the net proceeds used to acquire Optionetics on May 4, 2009 and the increase of proceeds received from the redemption of ARS.
Cash used in financing activities was $4.4 million for the nine months ended September 30, 2010, compared to cash used in financing activities of $20.1 million for the nine months ended September 30, 2009. Cash used in financing activities decreased primarily due to the reduction of cash used to repurchase our outstanding common stock and no dividends being paid in the current period.
Capital Expenditures
Capital expenditures were $1.3 million for the three months ended September 30, 2010, compared to $1.2 million for the three months ended September 30, 2009. The increase in capital expenditures was related to an increased level of fixed asset additions. Capital expenditures for the periods ended September 30, 2010 and 2009 included capitalized software development costs, which we capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification tm Topic 350-50, Website Development Costs, primarily related to the development of our technology.
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
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2010, we had $170.9 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
We are not, nor are our subsidiaries, currently a party to any litigation that we believe could have a material adverse effect on our business, financial condition or operating results. However, many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages, including punitive damages in some cases. Like other securities and futures brokerage firms, we have been named as a respondent in arbitrations, and from time to time we have been threatened with litigation, or named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal, state and provincial securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits, inquiries and inspections, or other regulatory actions. In that regard, the staff of the Securities and Exchange Commission has notified our subsidiary, optionsXpress, Inc., and certain employees of optionsXpress, Inc., that it is considering recommending enforcement actions against optionsXpress, Inc. and the notified employees related to certain customers’ trades that may have violated Regulation SHO, and other related violations. The allegations relate solely to the operations of optionsXpress, Inc. as a broker dealer and contain no inference of any reporting failure by optionsXpress Holdings, Inc. as a public company.
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
The following table provides information about our repurchases of our common stock during the three months ended September 30, 2010:

				Total
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares that
				as Part of	May Yet Be
				Publicly	Purchased
	Total			Announced	Under the
	Number of		Average	Plans or	Plans or
	Shares		Price Paid	Programs	Programs
Period	Purchased		per Share	(3)	(4)(5)(6)
July 1, 2010 through July 31, 2010	—		$—	—	$20,999,540
August 1, 2010 through August 31, 2010	—		—	—	20,999,540
September 1, 2010 through September 30, 2010	100,000	(1)	15.73	100,000	20,999,540

	100,000	(2)	$15.73	100,000	$20,999,540

(1)	Shares were repurchased from Ned. W. Bennett, our Executive Vice Chairman pursuant to the Bennett Stock Purchase Agreement.

(2)	Represents repurchased shares which were retired to authorized, but unissued.

(3)	Please see Part I — Item 1. — “Notes to Condensed Consolidated Financial Statements —4. Capitalization” for additional information regarding our repurchase programs.

(4)	Does not include shares that may be repurchased from Ned. W. Bennett, our Executive Vice Chairman and founder pursuant to the Bennett Stock Purchase Agreement.

(5)	Includes shares that may yet be repurchased by us pursuant to the 2008 Repurchase Program.

(6)	Includes shares that may yet be repurchased by us pursuant to the 2009 Repurchase Program.

Item 6. — Exhibits

Exhibit	Description

10.1	Employment Agreement with Peter Bottini dated July 20, 2010 (1)

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed July 23, 2010.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2010	optionsXpress Holdings, Inc.
(Registrant)

	By:	/s/ DAVID A. FISHER David A. Fisher
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT Adam J. DeWitt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

10.1	Employment Agreement with Peter Bottini dated July 20, 2010 (1)

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed July 23, 2010.