Form 10-K
period 2010-12-31
optionsXpress Holdings, Inc.
filed 2011-03-01
CIK 1299688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32419

optionsXpress Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1444525
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
311 W. Monroe St., Suite 1000	(312) 630-3300
Chicago, Illinois 60606	(Registrant’s Telephone Number,
(Address of Principal Executive Offices,	Including Area Code)
including Zip Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — $0.0001 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $670 million based on the closing sale price of such stock as reported by the Nasdaq Global Market on June 30, 2010, assuming that all shares beneficially held by executive officers and members of the registrant’s Board of Directors are shares owned by “affiliates,” a status which each of the executive officers and directors may individually disclaim.

The number of shares of common stock outstanding as of February 21, 2011 was 57,478,248 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

		Page

PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	14
ITEM 1B.	UNRESOLVED STAFF COMMENTS	25
ITEM 2.	PROPERTIES	26
ITEM 3.	LEGAL PROCEEDINGS	26
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	27
ITEM 6.	SELECTED FINANCIAL DATA	29
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	42
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42
ITEM 9A.	CONTROLS AND PROCEDURES	43
ITEM 9B.	OTHER INFORMATION	45

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	45
ITEM 11.	EXECUTIVE COMPENSATION	45
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	45
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	45
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	45

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	45
SIGNATURES		46
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		F-2
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION		F-3
CONSOLIDATED STATEMENTS OF OPERATIONS		F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY		F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS		F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		F-7
EX-10.14 AMENDMENT TO OPTIONSXPRESS HOLDINGS, INC. 2005 EMPLOYEE STOCK PURCHASE PLAN
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND THE CFO
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Brokerage Services

We offer a comprehensive suite of brokerage services for option, futures, stock, mutual fund, and fixed-income investors. While our initial focus was on the rapidly expanding listed equity options market, we have been recognized as offering the leading online retail brokerage platform based on the quality of our proprietary technology and our customer experience. Most recently, optionsXpress was rated “the all-around winner on costs” by Kiplinger in the 2011 bi-annual ranking of “The Best of the Online Brokers,” and was awarded The Options Insider’s 2010 Option Broker of The Year. In early 2010, we received a 4+ stars rating from Barron’s while being listed among the top five in Best for Options Traders, Best for International Traders and Best for Long-Term Investing. We received the highest category ranking for usability (“ease of use”) by Barron’s, in their 2009 annual survey. We commenced doing business as optionsXpress, Inc. (“optionsXpress”) in February 2000 and have grown to over 375,000 customer accounts.

Market Opportunity

Third party research estimates there are approximately 35-40 million online brokerage accounts accounting for approximately 30-35% of all U.S. retail brokerage assets. The total U.S. listed equity options market has grown at a compounded annual growth rate of 18% per year over the past 10 years. Despite this growth, it is estimated that only 10-20%, or approximately 3.5-8.0 million, of online accounts are authorized to trade options.

Our option trades represented approximately 2% of all listed U.S. options volume for the year ended December 31, 2010. We believe this makes us one of the largest retail online options brokers. The largest portion of our revenue consists of commissions from customers’ trades of options, futures, stocks, mutual funds and fixed-income products. For the year ended December 31, 2010, our daily average revenue trades, which are our total revenue-generating trades for a period divided by the number of trading days in that period, were approximately 43,900, compared to approximately 44,100 for the year ended December 31, 2009. In 2010, option trades represented approximately 42% of our customers’ trades, with approximately 42% coming from futures, 16% coming from stocks and less than 1% coming from mutual funds and fixed-income products.

Platform

Our cost efficient and scalable brokerage platform reflects the combination of our advanced technology and highly-responsive customer service. Our innovative browser-based technology delivers an array of differentiating trading tools, allowing investors to identify, analyze and execute a wide range of investment strategies. Many of these internally developed tools, which enhance our customers’ experience, are not available from other online or full service brokers. In addition, our real-time customer service approach, featuring what we call “first contact resolution,” is designed to ensure that customer questions are answered quickly and during the initial contact, and yields a high degree of customer satisfaction and loyalty. We are a self-clearing member of both the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which gives us a high degree of control over our customer accounts and helps us provide quality customer service.

Our business generates strong cash flows and attractive margins. Our expense structure benefits from our low-cost platform, relatively low account acquisition cost and loyal customer base. In addition, all of our tools and services are offered exclusively online, eliminating the cost of retail locations. The options and futures trading portions of our business result in a recurring revenue stream because when options and futures expire, investors need to acquire new positions if they wish to remain invested. We generated $231.4 million of net revenues for the year ended December 31, 2010 with $80.1 million of income before income taxes and $51.9 million of net income.

Growth Strategy

We have grown from zero to over 375,000 customer accounts in ten years, with almost all of the growth coming organically. We believe there are significant opportunities for continued growth. Key elements of our growth strategy are as follows:

Growing Share of Growing Market — Retail Online Options

We have created rapid growth since our inception by appealing to the growing retail options market. We aim to continue to expand our customer base by gaining market share, participating in market growth and accelerating the overall growth of retail options trading. Our strategy for gaining market share includes persistent innovation with respect to our customer-driven online brokerage platform and effective, targeted marketing. To accelerate the growth of options trading, we will continue to cultivate new retail options investors by making options trading more intuitive and accessible and through our educational initiatives.

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

Expand our Futures Business

Our online brokerage platform allows optionsXpress customers to trade futures side-by-side with other securities. Based on growth in futures industry volumes and innovation at the various futures exchanges, we believe retail trading in futures is poised for significant growth and that greater numbers of retail investors will incorporate futures as a part of their investing strategy. To help us capitalize on this trend, we have made two futures-related acquisitions in the last four years.

In 2007, we acquired XpressTrade, LLC (“XpressTrade”), a leading Internet-based futures broker, which offered self-directed retail customers 24-hour access to 25 exchanges and over 100 futures products worldwide, including electronic and open outcry, through a browser-based trading platform. By integrating the functionality of the XpressTrade platform into the optionsXpress platform, we believe we created the premiere browser-based online brokerage platform focused on derivatives.

In 2008, we acquired Open E Cry, LLC (“OEC”, formerly known as “Open E Cry”), an innovative futures broker offering institutional and active traders direct access to futures trading through its proprietary software platform, OEC Trader. The acquisition of OEC allowed us to extend our reach into the active trader and institutional markets for futures, further capitalizing on the growth in that industry.

brokersXpress — Expansion in Professional Advisor and Independent Representative Markets

brokersXpress offers an extension of our optionsXpress retail platform geared towards independent registered representatives and registered investment advisors. We offer these professionals a complete, easy-to-set-up account and execution management platform allowing them to serve their retail customers efficiently and cost effectively. Since inception, brokersXpress has attracted over 30,000 accounts and over $1.9 billion in customer assets under management.

This business continues to represent a significant growth opportunity. Total consumer household investable assets with independent representatives are estimated at $3.5 trillion. There were more than 130,000 registered representatives, registered investment advisors and dually registered advisors in 2010. Because of the size of the market and the quality of our platform, we believe that we can grow the number of registered representatives and registered investment advisors and the total assets managed on the brokersXpress platform.

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

Pursue Selective Strategic Acquisitions

We believe we can supplement our organic growth outlined above with selective strategic acquisitions. We generally seek out acquisition opportunities that allow us to leverage our brokerage platform and:

•	expand our product offering;

•	grow our account base at an attractive cost and take advantage of scale economics;

•	accelerate the growth of one of our developing businesses like brokersXpress, futures, or international; or

•	provide technologies that allow us to continue to provide superior and differentiated tools to our customers.

Our Brokerage Platform

We have developed an award-winning, comprehensive and technologically advanced, yet easy-to-use brokerage platform. Our brokerage platform caters to both novice and expert investors. Novice investors are provided with, among other things, both educational and research material and comprehensive customer support via a customer-friendly interface. Trading features more relevant to expert traders include streaming quotes, charting services and advanced order services.

Our software is efficient and user-friendly:

•	We empower our customers by making accessible cutting-edge position management and order execution technology, advanced analytical tools, education and real-time financial information from any web browser.

•	Our software was designed to ensure an efficient customer experience, beginning with a highly automated account opening process and ending with fast trade execution and thorough, real-time position monitoring.

•	Our user-friendly interface provides interactive real-time views of account balances, positions, profits or losses and buying power to enable our customers to more easily make informed investment decisions. Customers are able to access all features from any web browser.

•	Customers are also able to access the optionsXpress platform via our OX Mobile website for mobile devices and our downloadable streaming application for active traders, Xtend.

Our efficient, in-house development capabilities allow us to continuously innovate and improve our platform. Example enhancements include:

•	Portfolio Margining. With Portfolio Margining, qualified investor margin requirements are based on the theoretical risks of the eligible securities in investors’ accounts instead of traditional Regulation T requirements. This results in significantly more efficient capital usage by customers in the program.

•	OX Mobile. OX Mobile gives retail investors an easy and convenient way to monitor and trade any equity, option or future, at any time, from almost any place and mobile platform. The mobile application includes powerful trading tools, comprehensive options chains, streaming quotes, market news, real-time updated account balances, pending orders and current positions.

•	Xtend. Xtend is a downloadable software trading platform that is geared towards more active derivatives traders. It provides users with a high level of flexibility in controlling their trading experience, building on common features of active trader platforms such as streaming quotes and one-click trading while adding innovative new features like drag-and-drop symbols, detailed trade views and ladder trading.

•	IDEAS. Ideas is fully integrated into a customer’s positions screen and is designed to help customers manage their existing portfolios. The tool scans a customer’s existing positions looking for new trading opportunities based on their holdings and their current views of the marketplace.

•	Integrated Futures. In January 2007, we acquired online futures broker XpressTrade. We took the best features from that platform and made them available on the optionsXpress platform, allowing customers to trade futures side-by-side with other securities. optionsXpress customers can trade futures products at over 20 exchanges, 24-hours a day.

•	Strategy Scan®. Strategy Scan enables an investor to transform a trading idea into an executable trade. It accomplishes this by identifying up to three trading opportunities for our customers based upon their bullish, bearish or neutral opinion of a specific stock over a specified time frame. We clearly identify the range of potential gain or loss for each trading opportunity.

•	Xecute® (patent pending). We pioneered online auto-trading for the retail investor. Our Xecute product allows our customers who subscribe to specified third-party advisory newsletters and other financial publications to automate the trading of the third-party recommendations. This not only benefits our customers who subscribe to these newsletters, but also makes us the logical brokerage platform for other subscribers to such newsletters.

•	Advanced Order Management (patent pending). Our software allows our retail customers to automate professional trading strategies involving order sequencing without manual intervention. Our customers are able to enter contingent orders which are executed in accordance with specified time, price or other triggers. A significant advantage of this feature is that our customers do not have to constantly monitor the market in order to execute their orders.

•	Virtual Trading. Virtual trading provides our customers with a mock trading environment where they can practice strategies and educate themselves without risk, utilizing current market information. This provides our customers with a practical method of gaining real market experience without putting money at risk. Our customers can mock trade almost any strategy involving stocks, options and mutual funds, including spreads, straddles, and covered calls. We believe virtual trading provides our customers with a better environment to learn versus simply studying trading strategies

•	myOX. myOX allows customers to take greater control of how they view market and account information by customizing the optionsXpress website to their specific interests and preferences. The adaptable modular interface allows customers to select information that they want to see, its location on the screen and how it is displayed.

We offer comprehensive educational content to our brokerage customers to help them become successful, long-term investors, including:

•	Over 690 live internet webinars in 2010 and 70 downloadable on demand webinars covering topics from account setup through complex order placing, for investors ranging from beginner to advanced skill levels.

•	Live events throughout the country covering site demonstrations and options investing strategies.

•	Personal coaching services, with a program that is custom-developed for each investor, designed to help customers use options and the optionsXpress’ toolset to become better investors.

•	Rich content woven throughout the website, including a self-help library of user guides and customer message boards.

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

We are responsive to our customers, aiming for a real-time response to all customer inquiries. We respond to many of our customer inquiries via the Internet, facilitating individualized service in a timely and cost-effective manner. Customer e-mail inquiries are routed to the appropriate business area for a timely and accurate response. Communications with customers are continually reviewed and critiqued for quality assurance. The result is what we call “point-of contact resolution,” which we define as providing each customer with an answer without having to speak to multiple people, repeat the question or call back.

We also continually update our technology to optimize the customer’s experience. Customer questions are tracked and, if repeated, analyzed to determine how best to clarify the point or answer the inquiry during the customer’s online experience. This analysis is also used to improve and enhance our website.

Marketing

The retail online brokerage industry is competitive and will likely continue to become more competitive. Despite the competitive environment, we believe our marketing programs can continue to cost-effectively attract new customers, while further developing the optionsXpress brand. Our marketing focuses on longer-term investors who use or intend to use options or futures as a part of their investment strategy. To achieve our marketing objectives, we use a mix of “grass roots,” online and traditional advertising targeted at the types of customers we seek to attract. This strategy has enabled us to attract loyal customers at an attractive cost per net new account. Our “grass roots” marketing strategy, which has been crucial to our success, consists of a strategic public and media relations program and channel partnerships. Our public and media relations initiative has been successful in positioning us as an expert industry resource and broadening our customer base. We use channel partnerships, such as relationships with securities exchanges, options educators, investment publishers, software vendors and financial portals, to distribute our product to new customers. These relationships also allow us to reach existing and potential retail options and futures investors through a source that is familiar to them. In addition, we appear at various industry events, trade conferences and investor clubs. The largest component of our advertising is through third-party websites and e-mail campaigns, though we also place advertisements in selected business, technology and financial publications and television. To keep costs low, our advertising is highly targeted to the types of investors we believe will be most profitable.

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

Clearing and Custody

Our wholly owned subsidiary, optionsXpress, Inc., provides securities clearing and custody services directly for our customers. To facilitate our securities self-clearing operations, we use Sungard Financial Systems’ Phase3 trade processing and settlement software. As a clearing broker, optionsXpress, Inc. maintains custody and control over the assets in those customers’ accounts and provides back office functions including:

•	maintaining customer accounts;

•	extending credit for margin accounts;

•	settling stock and bond transactions with the DTCC and option transactions with the OCC;

•	settling commissions and clearing fees;

•	preparing customer trade confirmations and statements;

•	performing designated cashier functions, including the delivery and receipt of funds and securities to or from the customer;

•	possession or control of customer securities, safeguarding customer funds and transmitting tax accounting information to the customer and to the applicable tax authorities; and

•	forwarding prospectuses, proxies and other shareholder information to customers.

optionsXpress, Inc. provides securities clearing and execution services for optionsXpress, Inc. customers and to all of our introducing broker-dealer subsidiaries with the exception of optionsXpress Canada Corp., which receives clearing services from Penson Financial Services Canada, Inc.

We clear our futures trades primarily through R. J. O’Brien & Associates, LLC, MF Global, Inc., Prudential Bache Commodities, LLC and Penson Financial Services Canada, Inc. on an omnibus basis.

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

Our anti-money laundering screening is conducted using a mix of automated and manual review processes and has been structured to comply with appropriate regulations. We collect the required information through our new account process and then screen accounts with two third-party databases for the purposes of identity verification, and to review for negative information and for their appearance on the Office of Foreign Assets and Control’s, Specially Designated Nationals and Blocked Persons lists. Additionally, we have developed proprietary methods for risk control and continue to add specialized processes, queries and automated reports designed to identify money laundering, fraud and other suspicious activities.

Technology Systems and Architecture

We place emphasis on developing and building cost-effective, stable, scalable and redundant systems. Our hardware and software have proven reliable and versatile and we believe they can be expanded more economically than our major competitors’ systems. We maintain two production data centers. Each center is linked to the others via redundant communication to minimize the likelihood of a data center being unable to serve customers. We replicate and synchronize our primary databases, ensuring a current copy of all customer data at each center. Our technology includes encryption and protective features to maintain investor confidence and protect our customers’ assets and information. In addition, our servers are load balanced, which prevents the failure of a single server or components from having a significant impact on our customers and allows for the easy addition of servers, resulting in the ability to quickly and cost-efficiently scale our platform.

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

We have one Singapore patent, Singapore Patent No. 131292. We have five additional patent applications pending in both the United States and foreign jurisdictions relating to various technology components of our platform. Internet-related software patents can be difficult to obtain. There is no assurance that we will obtain a patent at all or any patents broad enough in scope to have value. We obtained trademark registrations for: the optionsXpress® mark in the United States, Canada, Australia, Singapore, Hong Kong, New Zealand and the European Union; the brokersXpress® mark in the United States, Australia, Singapore, Hong Kong, New Zealand, Canada, and the European Union; the Open E Cry and OEC® mark in the United States; and the Optionetics® mark in the United States. We obtained registrations or pending applications for numerous other marks both in the United States and in Australia. We use certain trademarks, trade names, and logos which have not been registered to which we claim common law trademark rights.

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

Education Services

Through our Optionetics subsidiary, we offer a comprehensive suite of investor education products and services for stock, option, and futures investors and traders. Our products and services are primarily built around investing methods and systems that are designed to teach both experienced and beginning investors how to find and analyze investment opportunities and actively manage their investment portfolios using specific money management and risk management techniques. Classes are offered on a range of topics from beginning through advanced levels. Tools that assist in the process of finding investment opportunities are web-and/or software-based. Instruction techniques and ongoing service and support are offered in a variety of formats, which solidify the students’ understanding of the investing process and help them manage risk in the markets and take control of their financial future.

We seek to offer students a full range of investor education products that provide lifelong learning, including repeat access to a 2-day long course where foundations are built and money management is a major theme. Generally, customers are introduced to these products and services through a free 2-hour workshop event, either live or online. Customers may also be introduced to education services through free online introductory publications, newsletters or trials. Attendees of the 2-hour workshop also have the opportunity to attend a more comprehensive, instructor-led, live 2-day long class that includes a home study program and online strategy support. Following completion of the initial class, customers are offered additional tools and continuing education classes to build on what they have learned.

Course Offerings

2-hour Workshop — A free options introductory event, either live or online, that introduces customers to options trading features and concepts. Workshop attendees are offered an opportunity to purchase a more comprehensive 2-day long class that includes a home study course consisting of books, DVDs, and hours of online audio, a monthly newsletter, and online strategy support. We cover fundamental investing concepts, risk management and provide a broad overview of the financial markets.

Classes (Live and Online) — Classes that cover subjects ranging from fundamental investing to advanced trading, systems, options, foreign exchange and futures strategies.

Home Study — Multiple courses that contain combinations of books, CDs, DVDs, and online events which are designed for at-home learning. Video publications that include case studies are also available to support home learning.

Online Courses — Many courses at various levels in an online format, ranging from entry level through advanced strategies on stocks, options, foreign exchange and futures.

Coaching Programs — A combination of online and/or phone education on a one-to-many basis ranging from four-week to 12-month programs. These events are offered live, and are recorded for customers to review in full at their own pace, to review just the sections that may be particularly complex or to review as a refresher. The coaching programs are built to fit within our education path and allow customers to progress at their own pace and within any number of specialties.

Software tools

We sell a number of software tools designed to supplement the course material and empower students to conduct their own analysis of market opportunities using Optionetics methodologies. Software tools include ProfitSource, ValueGain, OptionGear, Integrated Investor, Platinum, and HUBB Investor.

Business Acquisitions

On May 4, 2009, we acquired 100 percent of the membership interests of Lanai Partners, LLC, the sole stockholder of Optionetics, for cash of $18.4 million and the assumption of certain liabilities. Optionetics, based in Redwood City, California and Sydney, Australia, is our education subsisidiary. For each of the five years beginning at the time of the acquisition, there may also be additional consideration payable based on the profitability of the business acquired and the number of funded brokerage accounts referred to our brokerage services segment in the 12 month period that the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7.0 million. There was no contingent consideration paid for the first year following the acquisition. The sum total of the remaining contingent consideration is currently valued at $8.9 million based on the projected future performance of Optionetics, the time remaining on the liability and our estimated market debt rates.

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

Employees

At December 31, 2010, we had 408 full-time employees. Of these employees, 290 were employed in the brokerage services segment, approximately 124 of which were licensed brokers and 118 were employed by the education services segment. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be excellent.

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

Regulation

Overview

Our brokerage services business and the brokerage industry in general are highly regulated. As a matter of public policy, regulatory bodies in the United States are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets, not with protecting the interests of creditors or stockholders of securities firms such as our broker-dealer subsidiaries. optionsXpress, Inc. is a broker-dealer registered with the SEC and is a member of FINRA, Securities Investor Protection Corporation, the National Securities Clearing Corporation, DTCC, and the OCC. optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the BATS Exchange, the NYSE Amex Options Exchange, the NYSE Arca Exchange, the NASDAQ Options Market and the NASDAQ OMX PHLX Exchange. brokersXpress LLC is a broker-dealer and investment advisor registered with the SEC and a member of FINRA and SIPC.

The commodity futures and futures options industry in the United States is subject to regulation under the Commodity Exchange Act. The Commodity Futures Trading Commission (“CFTC”) is the federal agency charged with the administration of this act and the respective regulations. optionsXpress, brokersXpress and OEC are CFTC registrants and are also members of the National Futures Association (“NFA”), a self-regulatory organization. optionsXpress and OEC are registered with the CFTC as a non-clearing Futures Commission Merchant and brokersXpress is registered with the CFTC as an introducing broker.

optionsXpress Canada Corp. is provincially registered and registered with the Investment Industry Regulatory Organization of Canada (“IIROC”). optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore (“MAS”). optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets (“AFM”) and has obtained passport licensure in various European Union countries. optionsXpress Australia Pty Limited is registered with and licensed by the Australian Securities and Investments Commission (“ASIC”).

Products and services offered through the education segment are not currently subject to the prior approval of any government regulatory body. However, certain foreign countries require that we register with their respective securities commissions before conducting investment-related workshops. For example, we have registered with ASIC related to our education business in Australia.

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

Segment Information

See Part II — Financial Statements and Supplementary Data, Item 8 Note 28 “Segment Reporting” to the Consolidated Financial Statements for financial information relating to our segments.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act requires many federal agencies to adopt new rules and regulations that will apply to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The various studies required by the legislation could result in additional rulemaking or legislative action, which could negatively impact our business and financial results. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, banking regulators and other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.

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

Our profitability and growth depends on increasing our customer base in a cost-effective manner. Although we have spent significant financial resources on advertising and related expenses and plan to continue to do so, there are no assurances that these efforts will be cost-effective at attracting new brokerage customers and education students or converting education students into brokerage customers. We believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, filter software programs that limit or prevent our advertisements and other communications from being displayed on or delivered to our current and potential customers’ computers are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect our Internet advertising. Finally, our brokerage sales and marketing methods are subject to regulation by the CBOE, FINRA the NFA and other bodies. The rules and regulations of these organizations impose specific limitations on our sales methods, including our advertising and payments to nonbroker-dealers. If we do not achieve our advertising objectives, our profitability and growth may be impaired.

Our business is primarily transaction-based, and decreases in trading or other changes in our revenue base could harm our business.

Our revenues are derived primarily from securities brokerage services, and we expect this business to continue to account for almost all of our revenues. We are directly affected by economic and political conditions, broad trends in business and finance and changes in the conditions of the securities and futures markets in which our customers trade. Recent events in global financial markets, including failures and government bailouts of large financial services companies, have resulted in substantial market volatility. This market volatility and/or continuing weakened economic conditions could reduce our trading volume. During periods of low trading volume, our revenues are adversely affected. Severe decreases in market prices, such as those experienced in 2008 and early May of 2010 could also have an impact on our business because of the adverse impact on investor sentiment and losses in investor portfolios.

In addition, a portion of our revenue is derived from payment for order flow. We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. By custom in the industry, these cash payments are not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Competition between execution agents and the implementation of order handling rules and decimalization of stock prices have made it less profitable for execution agents to offer order flow payments to broker-dealers. If these payments were to be reduced or eliminated for competitive or other reasons, our business could be materially adversely affected. Payment for order flow and related revenue represented approximately 6.4% of our net revenue for the year ended December 31, 2010.

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

Our business does not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Although equity markets have begun to recover, equity values still remain below the values achieved in 2007. Further or continued turmoil in the financial markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments which may reduce our net income, revenues and have a material adverse effect on our business.

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

In December 2010, we secured a $120 million loan to help fund a special dividend. (See Part II — Financial Statements and Supplementary Data, Item 8 Note 16 “Long-Term Debt” to the Consolidated Financial Statements for more details regarding our loan). The existence of this loan and the terms of the loan may make it more difficult for us to obtain additional funding if it is required.

We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation.

We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2010, we had $231.2 million in credit extended to our customers. In addition, we may be obligated for margin extended to our customers by our third-party clearing agents on collateralized securities and futures positions.

The margin and leverage requirements that we impose on our customer accounts meet or exceed those required by various regulatory requirements and Regulation T of the Board of Governors of the Federal Reserve. The amount of this risk is not quantifiable since the risk is dependent upon analysis of a potentially significant and undeterminable rise or fall in stock prices. As a result, we are exposed to significant off-balance sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. We believe that it is unlikely that we will have to make any material payments under these arrangements, and no material losses related to these guarantees and indemnifications have been recognized in the accompanying consolidated financial statements.

We borrow securities temporarily from other broker-dealers in connection with our broker-dealer business. We deposit cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, we may be exposed to the risk of selling the securities at prevailing market prices. We seek to manage this risk by requiring credit approvals for counterparties, and by monitoring the securities values on a daily basis.

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

Patents of third parties may have an important bearing on our ability to offer certain products and services. Our major competitors as well as other companies and individuals may obtain and may have obtained patents related to the technologies for trading the types of products and providing the services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing those patents. An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

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

We are restricted by the terms of our credit agreement.

Our $120 million senior secured term loan contains various negative covenants and restrictions that may limit our ability to:

•	incur additional indebtedness;

•	make significant investments;

•	create liens;

•	dispose of assets;

•	sell all or substantially all of our assets;

•	change the nature of our business;

•	merge or consolidate with another entity;

•	conduct transactions with affiliates

•	pay dividends; and

•	make acquisitions.

Under our revolving credit facility, we are also required to maintain compliance with a maximum consolidated leverage ratio covenant (not to exceed 2.25:1.00) and a minimum consolidated interest coverage ratio covenant (not less than 4.00:1:00), and our optionsXpress Inc. subsidiary is required to maintain excess net capital of at least $25 million (or 25% of optionsXpress Inc.’s regulatory net capital requirement, whichever is greater). As a result of the covenants and restrictions contained in the term loan credit agreement, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants or be able to obtain waivers for noncompliance in the future. A failure to comply with these covenants could have a material adverse effect on our financial condition by impairing our ability to secure and maintain financing.

Our corporate debt level may limit our ability to obtain additional financing.

As of December 31, 2010, we had $120 million of senior secured corporate debt. While our cash and cash equivalents balance as of December 31, 2010 was $101 million, our ability to meet our cash requirements, including our debt service obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund our cash requirements. If we are unable to meet our cash requirements from operations, we would be required to obtain alternative financing. The degree to which we may be leveraged as a result of the indebtedness we have incurred could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures could be materially and adversely affected.

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

Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 46% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary items. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

We lease our corporate headquarters and primary data center, located in Chicago, Illinois. We also lease office space in several cities throughout the United States and Australia. The following table sets forth certain information with respect to our main facilities:

Location	Space	Principal Usage

Chicago, IL	41,100 sq. feet	Corporate Headquarters
El Paso, TX	10,000 sq. feet	Customer Service Center
Redwood City, CA	6,100 sq. feet	Office Space
Powell, OH	5,600 sq. feet	Office Space
Sydney, Australia	5,300 sq. feet	Office Space
Houston, TX	2,400 sq. feet	Office Space
Santa Rosa, CA	2,100 sq. feet	Office Space

We believe that our facilities are suitable and adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2010.

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

	Common Stock		Common Stock
	Closing Sales Price 2010		Closing Sales Price 2009
	High	Low	High	Low

First Quarter	$17.47	$14.32	$13.86	$8.66
Second Quarter	$18.09	$15.25	$19.31	$11.56
Third Quarter	$17.18	$14.23	$18.55	$14.09
Fourth Quarter	$21.00	$15.14	$18.48	$13.99

The closing sale price of our common stock as reported on the Nasdaq Global Market on February 21, 2011 was $16.23 per share. As of that date, there were 34 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information previously provided to us by depositories and brokers, we believe there are more than 19,000 beneficial owners.

Performance Graph

The Company performance information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the Company performance information shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 Act, as amended, or the Exchange Act. Our Common Stock has been listed on the Nasdaq Global Market under the symbol “OXPS” and registered under Section 12 of the Securities and Exchange Act of 1934 since January 27, 2005, the date of our initial public offering. The following graph shows the cumulative stockholder return on our common stock with the Russell 2000 Stock Index and stock making up an industry peer group, in each case assuming an initial investment of $100 and full dividend reinvestment, for the period beginning on December 31, 2005 and ending on December 31, 2010.

The Peer Group is comprised of the following companies whose primary business is online brokerage:

•	The Charles Schwab Corporation;

•	E*TRADE Financial Corporation;

•	TD Ameritrade Holding Corporation; and

•	TradeStation Group, Inc.

Dividends

In December 2010, we paid a special cash dividend of $4.50 per common share, or approximately $258.6 million to shareholders. The dividend declared was recorded as a reduction to retained earnings as of the end of the fourth quarter of 2010. This compares to total dividends of $0.08 per share paid in 2009.

The declaration of any future dividends and, if declared, the amount of any such dividend, will be subject to our actual future earnings, capital requirements, regulatory restrictions, restrictions of our credit agreement and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, alternative uses of capital, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In August 2010, we issued 94,046 shares of our common stock and paid $2.3 million in cash in connection with the second annual contingent OEC payment. In August 2009, we issued 82,208 shares of our common stock and paid $2.2 million in cash in connection with the first annual contingent OEC payment. We relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issue such shares of common stock. There were no underwriters involved in our issuance of common stock to members of OEC.

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common stock during the three months ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary consolidated financial and operating data should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The financial information for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 set forth below was derived from our audited consolidated financial statements and related notes. The historical financial and operating information may not be indicative of our future performance.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Results of Operations
Revenues
Commissions	$159,448	$159,536	$167,562	$153,913	$123,305
Other brokerage related revenue	17,936	26,765	30,832	35,389	33,816
Interest revenue and fees	18,409	17,787	46,956	62,493	30,781
Interest expense	(200)	(245)	(1,794)	(7,015)	(1,440)

Net interest revenue and fees	18,209	17,542	45,162	55,478	29,341
Education revenue	27,302	24,398	—	—	—
Other income	8,549	5,177	3,002	2,250	470

Net revenues	$231,444	$233,418	$246,558	$247,030	$186,932
Expenses
Compensation and benefits	$46,299	$42,452	$28,571	$26,499	$21,510
Brokerage, clearing, and other related expenses	37,203	31,931	27,675	19,910	21,583
Brokerage advertising	17,863	17,608	20,716	14,816	7,454
Education marketing and fulfillment	17,208	15,763	—	—	—
Depreciation and amortization	8,890	8,879	7,423	5,710	3,394
Other general and administrative	23,858	22,509	20,592	20,335	16,073

Total expenses	151,321	139,142	104,977	87,270	70,014
Income before income taxes of consolidated companies	80,123	94,276	141,581	159,760	116,918
Income taxes	28,154	33,439	51,008	61,830	45,158

Net income of consolidated companies	51,969	60,837	90,573	97,930	71,760
Net income attributable to non-controlling interests	65	70	258	211	31
Net income	$51,904	$60,767	$90,315	$97,719	$71,729

Net income per share — basic	$0.90	$1.05	$1.49	$1.55	$1.15
Net income per share — diluted	$0.90	$1.05	$1.49	$1.55	$1.15
Weighted average shares — basic	57,443	57,925	60,566	62,923	62,319
Weighted average shares — diluted	57,785	58,081	60,720	63,131	62,612

	As of December 31,
	2010	2009	2008	2007	2006

Statistical Data
Number of customer accounts (at period end)(1)	379,400	351,200	318,600	262,400	204,600
Daily average revenue trades (“DARTs”)(2)
Retail DARTs	29,900	31,500	36,500	35,500	27,200
Institutional DARTs(3)	14,000	12,600	7,100	—	—

Total DARTs	43,900	44,100	43,600	35,500	27,200
Customer trades per account(4)	30	33	38	38	37
Average commission per trade	$14.42	$14.41	$15.27	$17.38	$18.13
Option trades as a % of total trades	42%	42%	53%	67%	74%
Brokerage advertising expense per net new customer account(5)	$633	$540	$388	$304	$138
Balance Sheet (at period end, in thousands)
Cash and investments in securities	$112,317	$249,839	$204,387	$228,667	$194,665
Total assets	1,472,918	1,546,321	972,333	1,155,511	687,524
Total liabilities	1,367,833	1,235,446	704,038	877,561	506,665
Total stockholders’ equity	105,085	310,875	268,295	277,950	180,859
Dividends
Dividends declared per share (during the period)	$4.50	$0.08	$0.32	$0.25	$0.20

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Includes all OEC and other institutional revenue-generating trades beginning in July 2008.

(4)	Customer trades per account are total trades divided by the average number of total customer accounts during the period.

(5)	Calculated based on total net new customer accounts opened during the period. Excludes accounts acquired in the XpressTrade and OEC acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We offer a comprehensive suite of brokerage services for option, futures, stock, mutual fund, and fixed-income investors. While our initial focus was on the rapidly expanding listed equity options market, we have been recognized as offering the leading online retail brokerage platform based on the quality of our proprietary technology and our customer experience. Our option trades represented approximately 2% of all listed U.S. options volume for the year ended December 31, 2010. Our revenue consists primarily of commissions from customers’ trades of options, futures, stocks, mutual funds and fixed-income products, payment for our order flow from exchanges and liquidity providers, interest revenue and fees from customer and company cash and investments and education services from our Optionetics subsidiary.

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

By custom in the industry, these cash payments are generally not the subject of any written agreement. As a result, they could be changed or eliminated at any time. Payment for order flow is included in other brokerage related revenue.

Interest revenue and fees consists of the income generated by charges to customers on margin balances and customer cash held and invested by us, net of interest paid to customers on their credit balances, fees earned on customer assets invested in our FDIC-insured sweep programs and money market funds and income generated by our cash held in investments. In conjunction with the FDIC insured sweep programs, the fee we earn is interest paid to us by banks in the program, net of interest paid to customers on their sweep balances. Education revenue consists of the sales of seminars, website subscription services, and home study products in the education services segment, including the change in the deferred balance of education revenue being recognized.

Commissions represented 68.9%, 68.3% and 68.0% of our total revenues in 2010, 2009 and 2008, respectively. Other brokerage related revenue represented 7.7%, 11.5% and 12.5% of our total revenues in 2010, 2009 and 2008, respectively. Net interest revenue and fees represented 7.9%, 7.5% and 18.3% of our total revenues in 2010, 2009 and 2008, respectively. Education revenue represented 11.8%, 10.5% and 0.0% of our total revenues in 2010, 2009 and 2008, respectively. Other income represented 3.7%, 2.2% and 1.2% of our total revenues in 2010, 2009 and 2008, respectively.

Operating Expenses

In 2010, our largest expense item was employee compensation and benefits, which includes salaries, bonuses, contributions to benefit programs and other related employee costs. Due to the efficiencies created by our technology and brokerage platform, our employee compensation expense is a lower percentage of revenue than our major online competitors and other traditional, full service brokerage firms. Brokerage, clearing and other related expenses include commission payouts to introducing brokers at OEC and to independent registered representatives on the brokersXpress platform. Brokerage, clearing and other related expenses also include back office software and other third-party services we use to support our self-clearing operations, fees to clearing organizations, exchanges and third-party broker-dealers.

Brokerage advertising costs are expensed as incurred, except for the production of broadcast advertising, which is expensed when the first broadcast airs, and includes production and communication of advertising and other marketing activities. Education marketing and fulfillment includes costs associated with promoting and hosting our education events, costs required to obtain the content for our online subscription services and other third party costs to produce the products we sell from our education segment. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of capitalized software and other intangible assets. Other general and administrative expenses include securities and futures quotation costs, technology and telecommunication expenses, lease expenses on office space, professional fees, travel expenses and other miscellaneous expenses.

Results of Operations

The following table sets forth our total revenues and consolidated statements of operations data for the periods presented as a percentage of total revenues:

	Year Ended December 31,
	2010	2009	2008

Results of Operations
Net revenues (in thousands)	$231,444	$233,418	$246,558
Compensation and benefits	20.0%	18.2%	11.6%
Brokerage, clearing, and other related expenses	16.1	13.7	11.2
Brokerage advertising	7.7	7.5	8.4
Education marketing and fulfillment	7.4	6.8	—
Depreciation and amortization	3.8	3.8	3.0
Other general and administrative	10.4	9.7	8.5
Income before income taxes	34.6	40.3	57.3
Income taxes	12.2	14.3	20.7
Net income	22.4	26.0	36.6

Year Ended December 31, 2010 versus Year Ended December 31, 2009

Overview

Our results for the year ended December 31, 2010 reflect the following principal factors:

•	total customer accounts increased by 28,200 to 379,400, or 8.0%;

•	total trades remained constant at 11.1 million and

•	average commission per trade increased by $0.01 to $14.42, or 0.1%.

Commissions

Our commissions decreased $0.1 million, or 0.1%, for the year ended December 31, 2010 to $159.4 million compared to $159.5 million for the year ended December 31, 2009.

Other brokerage-related revenue

Other brokerage-related revenue decreased $8.9 million, or 33.0%, for the year ended December 31, 2010 to $17.9 million compared to $26.8 million for the year ended December 31, 2009. The decrease in other brokerage-related revenue was due to a reduction in the payment for order flow rate per contract paid by exchanges and liquidity providers for our option order flow. This was primarily the result of the continuation of the roll out of the penny pilot program, which increased the number of options quoting in penny increments.

Net interest revenue and fees

Net interest revenue and fees increased $0.7 million, or 3.8%, to $18.2 million for the year ended December 31, 2010 compared to $17.5 million for the year ended December 31, 2009. The increase in net interest revenue and fees was primarily the result of an increase in our customer cash and margin balances.

Education revenue

Education revenue increased $2.9 million, or 11.9%, to $27.3 million for the year ended December 31, 2010 compared to $24.4 million for the year ended December 31, 2009. The increase in education revenue was primarily due to the inclusion of operations from Optionetics for the full year ended December 31, 2010, versus the post-acquisition period beginning May 4, 2009 and ending December 31, 2009, which was partially offset by lower sales volumes from fewer educational events. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education revenue.

Other income

Other income increased $3.3 million, or 65.1%, for the year ended December 31, 2010 to $8.5 million compared to $5.2 million for the year ended December 31, 2009. The increase in other income is due to the reduction in fair value of the contingent liability from the Optionetics acquisition and a gain recognized from the shares that we received in exchange for our membership in CBOE as a result of their initial public offering.

Compensation and benefits

Compensation and benefits expenses increased $3.8 million, or 9.1%, to $46.3 million for the year ended December 31, 2010 from $42.5 million for the year ended December 31, 2009. The increase in compensation and benefits expenses was primarily due to the incorporation of operations from the acquisition of Optionetics on May 4, 2009, for the full year ended December 31, 2010, versus the post-acquisition period beginning May 4, 2009 and ending December 31, 2009, which was partially offset by fewer employees.

Brokerage, clearing, and other related expenses

Brokerage, clearing, and other related expenses increased $5.3 million, or 16.5%, to $37.2 million for the year ended December 31, 2010 from $31.9 million for the year ended December 31, 2009. Brokerage, clearing and other related expenses increased primarily due to higher payouts to the independent registered representatives and advisors of our brokersXpress subsidiary.

Brokerage advertising

Brokerage advertising expenses increased $0.3 million, or 1.4%, to $17.9 million for the year ended December 31, 2010 from $17.6 million for the year ended December 31, 2009. Advertising expense per net new account increased to $633 for the year ended December 31, 2010 from $540 for the year ended December 31, 2009.

Education marketing and fulfillment

Education marketing and fulfillment expenses increased $1.4 million, or 9.2%, to $17.2 million for the year ended December 31, 2010 compared to $15.8 million for the year ended December 31, 2009. Education marketing and fulfillment expenses increased primarily due to the inclusion of operations from Optionetics for the full year ended December 31, 2010, versus the post-acquisition period beginning May 4, 2009 and ending December 31, 2009, which was partially offset by fewer educational events. Prior to the acquisition of Optionetics on May 4, 2009, we did not have any material education marketing and fulfillment expenses.

Depreciation and amortization

Depreciation and amortization expenses remained constant at $8.9 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other general and administrative

Other general and administrative expenses increased $1.4 million, or 6.0%, to $23.9 million for the year ended December 31, 2010 from $22.5 million for the year ended December 31, 2009. Increased other general and administrative expenses were primarily due to the incorporation of other general and administrative expenses from our acquisition of Optionetics on May 4, 2009.

Income taxes

Income taxes decreased $5.2 million, or 15.8%, to $28.2 million for the year ended December 31, 2010 from $33.4 million for the year ended December 31, 2009. Lower income taxes were primarily due to the 15.0% reduction of income before income taxes.

Net income

As a result of the foregoing, we reported $51.9 million in net income for the year ended December 31, 2010, as compared to $60.8 million in net income for the year ended December 31, 2009, a decrease of $8.9 million, or 14.6%.

Segment information

Brokerage Services

Brokerage services net revenues decreased $4.4 million, or 2.1% to $204.6 million for the year ended December 31, 2010 compared to the $209.0 million for the year ended December 31, 2009 primarily due to the decrease in other brokerage-related revenue, which was partially offset by the increase in other income. Income before income taxes decreased $12.1 million, or 12.5%, to $84.2 million for the year ended December 31, 2010 compared to the $96.3 million for the year ended December 31, 2009 primarily due to the overall decline in net revenues and the increase in brokerage, clearing, and other related expenses.

Education Services

Education services net revenues increased $3.7 million, or 14.8% to $29.2 million for the year ended December 31, 2010 compared to the $25.5 million for the year ended December 31, 2009 due to the inclusion of operations from the acquisition of Optionetics on May 4, 2009, for the full year ended December 31, 2010, versus the post-acquisition period beginning May 4, 2009 and ending December 31, 2009, which was partially offset by lower sales volumes from fewer educational events in 2010. The loss before income taxes increased $2.1 million, or 101.2%, to $4.2 million for the year ended December 31, 2010 compared to the $2.1 million for the year ended December 31, 2009 due to the inclusion of operations for the full year ended December 31, 2010, versus the post-acquisition period beginning May 4, 2009 and ending December 31, 2009, and due to lower sales volumes from fewer educational events.

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

Segment information

Brokerage Services

Brokerage services net revenues decreased $37.6 million, or 15.2% to $209.0 million for the year ended December 31, 2009 compared to the $246.6 million for the year ended December 31, 2008 primarily due to the decrease in net interest revenues and fees, which was driven by a decline in short term interest rates and lower commissions due to lower retail trade volume. Income before income taxes decreased $45.0 million, or 31.9%, to $96.3 million for the year ended December 31, 2009 compared to the $141.3 million for the year ended December 31, 2008 primarily due to the decline in revenues, and the increase in expenses that resulted from a full year of OEC expenses, which began July 1, 2008.

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

We invest company cash in a variety of high credit quality investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and tax-free Auction Rate Securities (“ARS”) backed by United States Department of Education-guaranteed student loans issued under the FFELP program. Our ARS are marketable securities with long-term stated maturities (during years 2034-2040) for which the interest rates are reset through periodic short-term auctions every 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all our ARS have failed since February 2008. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. All of our ARS are AAA-rated and current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS will be unable to satisfy the terms of the indentures or that the underlying credit quality of the assets backing our ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $95.6 million of our ARS securities have been redeemed by issuers or our brokers at par. We believe we have the ability and intent, if necessary, to hold our remaining ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.

At December 31, 2010, there was insufficient observable ARS market information available to determine the market value of our investments in ARS. Therefore, we have continued to designate the ARS as Level 3 financial assets under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. We calculate the income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate.

For the economic life of the ARS, we relied on estimates based in part on issuer statements regarding the intent and likelihood of the ARS being redeemed or refinanced, the economic life of the loans currently outstanding in the trusts and observed redemption and refinance activity throughout 2010. Based on our analysis, the weighted average economic life was estimated to be approximately four years. We used the current yield of the ARS, which we then adjusted for the expected tax benefit. For the fair market interest rates used in our discounting analysis, we used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 150bps-250bps over the London Interbank Offered Rate (“LIBOR”). We also relied upon the indentures underlying the ARS and other market information in determining these assumptions.

In November 2008, we accepted an offer from UBS, entitling us to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012, (the “UBS Put Right”). On June 30, 2010, we exercised the UBS Put Right and sold the remaining $20,950 par value of ARS originally purchased from UBS at par value according to the provisions of the UBS Put Right.

The remaining $12.0 million in par value ARS were sold by another investment advisor, who has not made an offer similar to UBS, and therefore, we have continued to classify them as available-for-sale securities. Our calculation of fair value of the ARS not held at UBS at December 31, 2010 implied an impairment of fair value of approximately $0.6 million, which has been recorded through accumulated other comprehensive income on the statement of financial condition, and the carrying fair value of those ARS was approximately $11.4 million. If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

As of December 31, 2010, optionsXpress, Inc. had net capital requirements of $11.2 million and net capital of $81.8 million. As of December 31, 2009, optionsXpress, Inc. had net capital requirements of $17.9 million and net capital of $97.5 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.

In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of December 31, 2010, we had interest-bearing security deposits and short-term treasury bills totaling $20.5 million deposited with clearing organizations for the self-clearing of equities and option trades.

As of December 31, 2010, we had $945.9 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $1,193.5 million at December 31, 2010.

Loan Facilities

We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.

To support our self-clearing activities, we have an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA that is callable on demand. We anticipate that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. We did not borrow on this facility in 2009 or 2010 and as of December 31, 2010, there was no balance outstanding on this credit facility.

On November 22, 2010, we entered into a Credit Agreement (the “Credit Agreement”), among optionsXpress, certain wholly owned domestic subsidiaries of optionsXpress, Bank of America, N.A., as Administrative Agent and the other lenders party thereto. The Credit Agreement provides for a $120 million senior secured term loan guaranteed by certain wholly owned domestic subsidiaries of optionsXpress and secured, subject to certain exceptions, by a first priority perfected security interest in the equity interests of certain of optionsXpress’ subsidiaries. The loan was drawn on December 20, 2010 and is scheduled to mature on November 22, 2014.

We are required to repay the outstanding principal of the loan in quarterly installments, which increase, over the life of the loan. We may voluntarily prepay additional outstanding amounts without penalty or premium other than customary “breakage” and redeployment costs with respect to LIBOR loans at any time. Interest on the Credit Agreement is based on the prime rate as published by Bank of America, N.A. or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our consolidated leverage ratio between 200bps and 300bps over LIBOR. Interest is payable in quarterly installments or at the end of the applicable LIBOR interest period.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, the payment of dividends and other distributions, investments, capital expenditures, dispositions of assets, mergers and acquisitions, liens and negative pledges, changes in nature of business and other organizational matters and transactions with affiliates. The Credit Agreement requires us to maintain a maximum consolidated leverage ratio, minimum cash interest coverage ratio, and minimum excess net capital at our subsidiary, optionsXpress, Inc.

Events of default, which will be subject to customary grace periods and exceptions, where appropriate, are defined in the Credit Agreement, and include but are not limited to: non-payment of principal, interest, fees or other amounts; violation of covenants; material inaccuracy of representations and warranties; cross-default to other material agreements and indebtedness; bankruptcy and other insolvency events; material judgments; certain ERISA events; invalidity of loan documents and certain changes of control.

Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.

Cash Flow

Cash provided by operating activities was $60.6 million for the year ended December 31, 2010, compared to cash provided by operating activities of $105.8 million for the year ended December 31, 2009. Cash provided by operating activities decreased 42.8% with the increase of cash segregated in compliance with federal regulations and net receivables from brokerage customers, which was partially offset by the redemptions of ARS and the decrease of receivables from brokers, dealers, and clearing organizations.

Cash provided by investing activities was $4.4 million for the year ended December 31, 2010, compared to cash used in investing activities of $17.8 million for the year ended December 31, 2009. The primary reason for the decrease in cash used in investing activities was the absence of the net proceeds used to acquire Optionetics on May 4, 2009 and the increase of proceeds received from the redemption of ARS.

Cash used in financing activities was $142.8 million for the year ended December 31, 2010, compared to cash used in financing activities of $23.5 million for the year ended December 31, 2009. The increase of cash used in financing activities was primarily due to the special dividend paid, which was partially offset by the new loan proceeds used to partially fund the special dividend.

Capital Expenditures

Capital expenditures were $5.3 million for the year ended December 31, 2010, compared to $4.9 million for the year ended December 31, 2009. The increase in capital expenditures was related to increased purchases of computer hardware and software. Capital expenditures for the years ended December 31, 2010 and 2009 included capitalized software development costs, which we capitalized in accordance with ASC 350-50, Website Development Costs (“ASC 350-50”), primarily related to the development of our technology.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments at December 31, 2010:

	Payments Due by Period
	(In thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	$6,186	$1,584	$2,896	$1,706	$—
Purchase obligations	3,376	2,342	1,034	—	—

Total	$9,562	$3,926	$3,930	$1,706	$—

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, since the actual timing of the future payments made may vary from the stated contractual obligations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an ongoing basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we believe the accounting policies that have a material impact on our consolidated financial statements and require management to make assumptions and estimates involving significant judgment related to the valuation of our goodwill, the fair value of our contingent liability, the fair value of our investments in securities, the fair value of our investments in ARS, and the capitalization of our software development.

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

Contingent Consideration

We fair value the contingent consideration on at least a quarterly basis, or whenever events and circumstances indicate that the fair value has materially changed. In performing the fair value valuation, we use a discounted cash flow model to value our contingent consideration liability. Our valuation model is based on both the estimated future profitability and the number of new customer accounts generated by the business unit. For additional information regarding our contingent consideration, please see Item 1, BUSINESS, “Business Acquisitions”.

Investments in Securities

Our investments in securities consist of ARS backed by student loans issued under the FFELP program. We determine the fair value of our ARS using the income method. We calculate the income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. For additional information regarding our ARS and our valuation methodology and assumptions, please see Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, “Liquidity and Capital Resources”.

For the ARS, if the calculated fair value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary. We consider various factors in determining whether an impairment is other-than temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an impairment is other-than-temporary, the difference between the fair value and the carrying value is recorded as an impairment charge in the consolidated statement of operations. Impairments that we conclude are temporary are recorded in accumulated other comprehensive loss in the consolidated statement of financial condition.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, amending ASC 820. As a supplement to the additional required fair value measurement disclosures regarding assets and liabilities in this pronouncement that were effective for the Company’s fiscal year beginning January 1, 2010, FASB requires further disclosures effective for fiscal periods beginning after December 15, 2010. Specifically, the additional amendment requires the purchases, sales, issuances and settlements of Level 3 assets and liabilities to be shown on a gross basis in a roll forward table. This amendment to ASU 2010-06 is effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

As a self-clearing broker-dealer, we hold interest-earning assets, which mainly consist of customer funds required to be segregated in compliance with federal regulations. Interest-earning assets are financed primarily by short-term interest-bearing liabilities in the form of customer cash balances. We earn a net interest spread on the customer balances, as well as on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. Since we set the rate paid on customer cash balances and the rate charged on customer margin loans, we are able to manage a portion of our interest rate risk. However, a rising interest rate environment generally results in a larger net interest spread while a falling interest rate environment generally results in a smaller net interest spread. We also earn fees on our customer cash balances that are swept to a third-party FDIC program. These fees generally increase in a rising interest rate environment and decline in falling interest rate environment.

We have estimated the additional impact to pre-tax income that hypothetical interest rate changes would have to balances as of December 31, 2010. We estimate that, as of December 31, 2010, an immediate 100 basis point increase in short-term rates would result in an addition of approximately $23-26 million in annual pre-tax income from current levels. Although it is difficult to anticipate the behavior of money market participants if the Federal Funds Target rate is lowered from a range of 0 bps — 25 bps to 0 bps, we estimate that a Federal Funds rate of 0 bps would result in approximately $4 million less in annual pre-tax income from current levels.

Credit Risk

We extend margin credit and leverage to our customers, which are subject to various regulatory and clearing firm margin requirements. Margin credit balances are collateralized by cash and securities in the customers’ accounts. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are exposed to credit risk when our customers execute transactions, such as short sales of options and equities or futures transactions that can expose them to risk beyond their invested capital. At December 31, 2010, we had $231.2 million in credit extended to our customers. In addition, we may be obligated for margin extended to our customers by our third-party clearing agents on collateralized securities and futures positions.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing the operational effectiveness of the Company’s internal control over financial reporting. The results of its assessment were reviewed with the Audit Committee of the Board of Directors.

Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its attestation report on the effectiveness our internal controls over financial reporting as of December 31, 2010. The attestation report is included in this section of the Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
optionsXpress Holdings, Inc.:

We have audited optionsXpress Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). optionsXpress Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, optionsXpress Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of optionsXpress Holdings, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 1, 2011

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 26, 2011, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

Page
Number	Description

F-1	Index to Consolidated Financial Statements
F-2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
F-3	Consolidated Statements of Financial Condition at December 31, 2010 and 2009
F-4	Consolidated Statements of Operations at December 31, 2010, 2009 and 2008
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
F-7	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Page

Schedule I — Condensed Financial Information of Registrant	S-1

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable, or is shown in the consolidated financial statements or notes thereto.

(a)(3) See attached Exhibit Index.

(b) Exhibits. See attached Exhibit Index.

(c) none

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2011.

OPTIONSXPRESS HOLDINGS, INC.

By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and
Accounting Officer)

By:	/s/ RONALD L. WETZEL
Ronald L. Wetzel
Controller

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2011.

/s/ JAMES A. GRAY James A. Gray	Chairman of the Board

/s/ NED W. BENNETT Ned W. Bennett	Director

/s/ HOWARD C. DRAFT Howard C. Draft	Director

/s/ BRUCE R. EVANS Bruce R. Evans	Director

/s/ DAVID A. FISHER David A. Fisher	Director

/s/ STEVEN FRADKIN Steven Fradkin	Director

/s/ MICHAEL SOENEN Michael Soenen	Director

/s/ S. SCOTT WALD S. Scott Wald	Director

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of optionsXpress Holdings, Inc.(9)
3.2	Amended and Restated By-laws of optionsXpress Holdings, Inc.(1)
4.1	Certificate of Common Stock of optionsXpress Holdings, Inc.(2)
10.1	Restricted Stock Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(1)(4)
10.2	Management Rights Agreement, dated January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P.(1)
10.3	optionsXpress, Inc. 2001 Equity Incentive Plan(1)
10.4	Form of optionsXpress Holdings, Inc. 2005 Equity Incentive Plan(1)
10.5	Form of optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan(1)
10.6	Amended and Restated Retention Agreement, by and between optionsXpress, Inc. and James A. Gray dated January 3, 2007(3)
10.7	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett(1)(4)
10.8	Form of Indemnification Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and its directors.(1)
10.9	optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan, as amended.(5)
10.10	optionsXpress Holdings, Inc, Stock Purchase Agreement, dated as of February 13, 2008, by and among Ned Bennett and optionsXpress Holdings, Inc.(6)
10.11	Employment Agreement, dated as of April 18, 2008, by and between optionsXpress Holdings, Inc. and David Fisher(4)(7)
10.12	Employment Agreement, dated as of April 18, 2008, by and between optionsXpress Holdings, Inc. and Adam DeWitt(4)(7)
10.13	optionsXpress Holdings, Inc. 2008 Equity Incentive Plan, as amended(8)
10.14	Separation Agreement dated January 22, 2010, by and between optionsXpress Holdings, Inc. and Paul Eppen.(4)(10)
10.15	Credit Agreement dated November 22, 2010.(11)
21.1	Subsidiaries of optionsXpress Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-1/A filed January 7, 2005.

(2)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-1/A, filed January 24, 2005.

(3)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Annual Report on Form 10-K filed February 29, 2008.

(4)	Management Contract.

(5)	Incorporated by reference to the Current Report on Form 8-K, filed May 17, 2005, as amended in optionsXpress Holdings, Inc. Annual Report on Form 10-K filed March 1, 2010.

(6)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed February 14, 2008.

(7)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed April 22, 2008.

(8)	Incorporated by reference to Appendix A to optionsXpress Holdings, Inc. Proxy Statement filed April 18, 2008, as amended in optionsXpress Holdings, Inc. Proxy Statement filed May 13, 2008.

(9)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Annual Report on Form 10-K filed March 30, 2006.

(10)	Incorporated by reference to the Current Report on Form 8-K filed January 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed November 29, 2010.

optionsXpress Holdings, Inc.

Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
optionsXpress Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of optionsXpress Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of optionsXpress Holdings, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), optionsXpress Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 1, 2011

optionsXpress Holdings, Inc.

Consolidated Statements of Financial Condition

	December 31
	2010	2009
	(In thousands)

ASSETS
Cash and cash equivalents	$100,875	$178,989
Cash and investments segregated in compliance with federal regulations	945,870	881,210
Receivables from brokerage customers, net	235,589	149,871
Receivables from brokers, dealers, and clearing organizations	25,686	110,779
Investments in securities	11,442	70,850
Deposits with clearing organizations	20,480	30,245
Fixed assets (net of accumulated depreciation and amortization of $26,904 and $19,758 at December 31, 2010 and 2009, respectively)	11,345	13,263
Goodwill	85,360	81,590
Other intangible assets, net	4,837	6,525
Other assets	31,434	22,999

Total assets	$1,472,918	$1,546,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables to brokerage customers	$1,193,479	$1,179,204
Payables to brokers, dealers and clearing organizations	1,711	144
Accrued liabilities and accounts payable	19,471	19,027
Current and deferred income taxes	651	193
Other liabilities	32,521	36,878
Long-term debt	120,000	—

Total liabilities	1,367,833	1,235,446
Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 57,475 and 57,525 shares issued and outstanding at December 31, 2010 and 2009, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	15,642	15,131
Accumulated other comprehensive loss	(859)	(1,179)
Non-controlling interests	185	120
Retained earnings	90,111	296,797

Total stockholders’ equity	105,085	310,875

Total liabilities and stockholders’ equity	$1,472,918	$1,546,321

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2010	2009	2008
	(In thousands, except per share data)

Revenues
Commissions	$159,448	$159,536	$167,562
Other brokerage-related revenue	17,936	26,765	30,832
Interest revenue and fees	18,409	17,787	46,956
Interest expense	(200)	(245)	(1,794)

Net interest revenue and fees	18,209	17,542	45,162
Education revenue	27,302	24,398	—
Other income	8,549	5,177	3,002

Net revenues	231,444	233,418	246,558
Expenses
Compensation and benefits	46,299	42,452	28,571
Brokerage, clearing, and other related expenses	37,203	31,931	27,675
Brokerage advertising	17,863	17,608	20,716
Education marketing and fulfillment	17,208	15,763	—
Depreciation and amortization	8,890	8,879	7,423
Other general and administrative	23,858	22,509	20,592

Total expenses	151,321	139,142	104,977

Income before income taxes of consolidated companies	80,123	94,276	141,581
Income taxes	28,154	33,439	51,008

Net income of consolidated companies	51,969	60,837	90,573
Net income attributable to non-controlling interests	65	70	258

Net income	$51,904	$60,767	$90,315

Earnings per common share:
Basic	$0.90	$1.05	$1.49
Diluted	$0.90	$1.05	$1.49
Weighted-average number of common shares:
Basic	57,443	57,925	60,566
Diluted	57,785	58,081	60,720
Dividends declared per share	$4.50	$0.08	$0.32

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	Other	Non-
	Common Stock		Paid-In	Comprehensive	Controlling	Retained
	Shares	Amount	Capital	Income (Loss)	Interests	Earnings	Total

Balance, January 1, 2008	63,026	$6	$108,064	$49	$242	$169,589	$277,950
Stock options expensed	—	—	2,574	—	—	—	2,574
Stock option exercises and other, including tax benefit	25	—	244	—	—	—	244
Stock repurchases	(4,537)	—	(87,537)	—	—	—	(87,537)
Stock issued in acquisition	235	—	5,210	—	—	—	5,210
Issuances of common stock	31	—	—	—	—	—	—
Non-controlling interest equity, net of dividend of $95	—	—	—	—	163	—	163
Dividend declared	—	—	—	—	—	(19,235)	(19,235)
Net income	—	—	—	—	—	90,315	90,315
Change in unrealized loss on available for sale securities, net of tax of $777	—	—	—	(1,311)	—	—	(1,311)
Currency translation adjustment, net of tax of $16	—	—	—	(78)	—	—	(78)

Total comprehensive income	—	—	—	(1,389)	—	90,315	88,926

Balance, December 31, 2008	58,780	$6	$28,555	$(1,340)	$405	$240,669	$268,295
Stock options expensed	—	—	3,686	—	—	—	3,686
Stock option exercises and other, including tax benefit	16	—	(8)	—	—	—	(8)
Stock repurchases	(1,419)	—	(17,806)	—	—	—	(17,806)
Issuances of common stock	148	—	1,370	—	—	—	1,370
Non-controlling interest equity	—	—	—	—	70	—	70
Purchase of non-controlling interest equity	—	—	(666)	—	(355)	—	(1,021)
Dividend declared	—	—	—	—	—	(4,639)	(4,639)
Net income	—	—	—	—	—	60,767	60,767
Change in unrealized loss on available for sale securities, net of tax of $697	—	—	—	158	—	—	158
Currency translation adjustment, net of tax of $16	—	—	—	3	—	—	3

Total comprehensive income	—	—	—	161	—	60,767	60,928

Balance, December 31, 2009	57,525	$6	$15,131	$(1,179)	$120	$296,797	$310,875
Stock options expensed	—	—	3,619	—	—	—	3,619
Stock option exercises and other, including tax benefit	33	—	(127)	—	—	—	(127)
Stock repurchases	(295)	—	(4,447)	—	—	—	(4,447)
Issuances of common stock	212	—	1,466	—	—	—	1,466
Non-controlling interest equity	—	—	—	—	65	—	65
Dividend declared	—	—	—	—	—	(258,590)	(258,590)
Net income	—	—	—	—	—	51,904	51,904
Change in unrealized loss on available for sale securities, net of tax of $390	—	—	—	509	—	—	509
Currency translation adjustment, net of tax of $235	—	—	—	(189)	—	—	(189)

Total comprehensive income	—	—	—	320	—	51,904	52,224

Balance, December 31, 2010	57,475	$6	$15,642	$(859)	$185	$90,111	$105,085

See accompanying notes.

optionsXpress Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2010	2009	2008
		(In thousands)

Operating activities
Net income	$51,904	$60,767	$90,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,890	8,879	7,423
Stock-based compensation	3,619	3,686	2,574
Excess (reduction of) tax benefit for stock-based compensation	(40)	94	19
Deferred income taxes	989	761	(536)
Decrease in contingent liability	(3,049)	(2,575)	—
Impairment of intangible assets	—	1,294	—
Unrealized loss (gain), deferred rent and other	(818)	(529)	304
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(64,660)	(453,541)	219,878
Receivables from brokerage customers, net	(85,718)	(12,369)	69,948
Receivable from brokers, dealers and clearing organizations	85,093	(95,158)	21,501
Investments in securities	48,700	15,425	2,500
Deposits with clearing organizations	9,765	78,164	(80,075)
Other assets	(11,975)	(4,674)	(5,354)
Increase (decrease) in:
Payables to brokerage customers	14,275	503,332	(221,162)
Payables to brokers, dealers and clearing organizations	1,567	(149)	(7,709)
Accrued liabilities and accounts payable	480	489	(690)
Current income taxes	2,371	(700)	(3,807)
Other liabilities	(803)	2,648	11,369

Net cash provided by operating activities	60,590	105,844	106,498
Investing activities
Purchases of investments in securities	—	—	(20,600)
Proceeds from sales and maturities of investments in securities	12,000	3,900	84,250
Purchases and development of computer software	(3,776)	(3,985)	(3,794)
Purchases of fixed assets	(1,512)	(872)	(1,949)
Payment of contingent consideration	(2,330)	(2,151)	—
Loan to non-affiliates	—	—	(1,000)
Dividend from affiliate	—	—	211
Cash used in acquisitions (net of cash received of $—, 3,761, and 148)	—	(14,697)	(13,130)

Net cash provided by (used in) investing activities	4,382	(17,805)	43,988
Financing activities
Proceeds from long-term debt	120,000	—	—
Exercise of stock options	131	45	222
Excess tax benefit for stock-based compensation	40	(94)	(19)
Purchases through employee stock purchase plan	48	41	41
Purchase of non-controlling equity interest	—	(1,021)	—
Stock repurchases	(4,447)	(17,806)	(87,537)
Dividends paid	(258,590)	(4,639)	(19,235)

Net cash used in financing activities	(142,818)	(23,474)	(106,528)

Effect of exchange rates on cash and cash equivalents	(268)	(26)	—
Net (decrease) increase in cash and cash equivalents	(78,114)	64,539	43,958

Cash and cash equivalents, beginning of year	178,989	114,450	70,492

Cash and cash equivalents, end of year	$100,875	$178,989	$114,450

Supplemental disclosure of cash flow information:
Income taxes paid	$24,624	$33,496	$55,342
Interest paid	200	245	1,794
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation gain (loss)	$386	$(46)	$(94)
Intangible assets acquired in lieu of debt repayment	—	2,500	—
Issuance of common stock in acquisition	1,466	1,370	5,210
Non-cash change in unrealized gain (loss) on available for sale investments in securities	816	238	(2,088)
Non-cash gain from CBOE seat exchanged for initial public offering stock	2,053	—	—

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

optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), the Securities Investor Protection Corporation (“SIPC”), the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the BATS Exchange, the NYSE Amex Options Exchange, the NASDAQ Options Market, the NYSE Arca Exchange, and the NASDAQ OMX PHLX Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of FINRA and SIPC. In addition, optionsXpress, Inc., brokersXpress LLC and Open E Cry, LLC (“OEC”, formerly known as Open E Cry) are registered with the Commodity Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is provincially registered and registered with the Investment Industry Regulatory Organization of Canada. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets and has obtained passport licensure in various European Union countries. optionsXpress Australia Pty Limited is registered with and licensed by the Australian Securities & Investments Commission.

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

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Trading.  All securities in the Company’s broker-dealer subsidiaries are classified as trading securities. ARS that the Company designates as trading assets are reported at fair value, with unrealized gains or losses resulting from changes in fair value being recognized as other income, net in the consolidated statement of operations. In November 2008, the Company accepted an offer from UBS AG (“UBS”), entitling it to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012 (“UBS Put Right”). The Company adopted the fair value option under ASC 825, Financial Instruments (“ASC 825”), to classify the UBS Put Right and the ARS sold by UBS as trading securities. On June 30, 2010, the Company exercised the UBS Put Right and sold the remaining ARS originally purchased from UBS at par value according to the provisions of the UBS Put Right.

Available-for-sale.  The Company designates ARS and shares that it received in exchange for its membership in CBOE as a result of their initial public offering held at optionsXpress Holdings, Inc. as available-for-sale, and these shares are reported at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss) in the consolidated statement of financial condition.

Other-than-temporary impairment.  All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company considers various factors in determining whether an impairment is other-than temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the ability and intent of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value will be recorded as an impairment charge in the consolidated statement of operations. Impairments that the Company concludes are temporary

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

are recorded as accumulated other comprehensive loss in the consolidated statement of financial condition. During the years ended December 31, 2010 and 2009, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

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

The Company capitalizes costs associated with software developed for internal use based on ASC 350-50, Website Development Costs, and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in the development and enhancement of software that does not meet the capitalization criteria are expensed as incurred. Capitalized internal and purchased software costs are amortized on a straight-line basis over three years. The Company periodically reviews the capitalized fixed asset costs for impairment.

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

Other Liabilities

Other liabilities include deferred revenue, corporate securities sold, at fair value and the contingent liability related to the Optionetics earnout.

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

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Brokerage Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities within its brokerage services segment. The Company expenses the cost of advertising as incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs. The Company did not capitalize any production costs associated with broadcast advertising for 2009 and capitalized $342 for 2010.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Education Marketing and Fulfillment

Education marketing and fulfillment includes costs associated with promoting and hosting our education events, costs required to obtain the content for our online subscription services and other third party costs to produce the products we sell from our education segment. The Company expenses the cost of advertising activities as incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs. The Company did not capitalize any production costs associated with broadcast advertising within the education segment for 2009 and 2010.

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

Stock-Based Compensation

Stock-based compensation is recognized over the requisite service period of granted awards, which is generally the vesting period of such awards. The stock-based compensation for each award is calculated based on the grant-date fair value of each award, net of estimated forfeitures, according to ASC 718, Stock Compensation.

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

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 does not require new fair value measurements. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models.

Reclassification

Expenses previously reported in quotation services and technology and telecommunications have been reclassified to other general and administrative. Other liabilities were previously reported in accrued liabilities and accounts payable and deferred revenue. Prior year balances have been reclassified to conform to the current year presentation.

4.	Recently Adopted Accounting Pronouncements

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820 by requiring additional disclosures regarding fair value measurements in two phases. Specifically, the amendment requires additional disclosures of i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 positions, ii) the transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis as well as the reasons for the transfers and iii) separate disclosures are required for each class of assets and liabilities rather than each major category of assets and liabilities. The initial phase of ASU 2010-06 is effective for fiscal years beginning after December 15, 2009. Therefore, this initial phase of ASU 2010-06 was effective for the Company’s fiscal year beginning January 1, 2010.

Subsequent Events

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

5.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, amending ASC 820. As a supplement to the additional required fair value measurement disclosures regarding assets and liabilities that are effective for the Company’s

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

fiscal year beginning January 1, 2010, FASB requires further disclosures effective for fiscal periods beginning after December 15, 2010. Specifically, the additional amendment requires the purchases, sales, issuances and settlements of Level 3 assets and liabilities to be shown on a gross basis in a roll forward table. This second phase of ASU 2010-06 is effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

6.	Business Acquisitions

On May 4, 2009, the Company acquired 100% of the membership interests of Lanai Partners, LLC, the sole stockholder of Optionetics, for cash of $18,435, and the assumption of certain liabilities. Optionetics, based in Redwood City, California and Sydney, Australia, is a leading provider of investment education services, including live seminars, proprietary software analytics, online and offline educational products and individual coaching to potential investors in 12 countries. There may also be additional consideration payable for five years, based on the profitability of the business acquired and the number of funded brokerage accounts referred to the Company’s brokerage services segment in the 12 month period that the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7,000 for each of the first five years following the acquisition. The sum total of this contingent consideration is currently valued at $8,876, based on the projected future performance of Optionetics, the time remaining on the liability and the estimated market debt rates for the Company.

The Company’s consolidated financial statements include the results of operations for Optionetics beginning on May 4, 2009. The purchase price of the Optionetics acquisition includes $33,881 in acquired goodwill and $2,200 in acquired intangible assets. The acquired intangible assets include $800 in customer lists, $700 in customer relationships and $700 in education course content that will be amortized on a straight-line basis over eleven, three and five years, respectively. The Company has expensed approximately $420 of acquisition-related costs in other general and administrative expenses on the consolidated statement of operations.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

Fixed assets, net	$2,195
Other intangible assets, net	2,200
Other assets	4,005

Total identifiable assets acquired	8,400
Accrued liabilities and accounts payable	4,149
Current and deferred income taxes	163
Other liabilities	8,296

Net identifiable assets acquired	(4,208)
Goodwill	33,881

Net assets acquired	$29,673

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Receivables from Brokers, Dealers and Clearing Organizations

Amounts receivable from brokers, dealers and clearing organizations consisted of the following at December 31:

	2010	2009

Deposits for securities borrowed	$21,447	$21,562
Securities failed to deliver	67	84,611
Other receivables from brokers, dealers and clearing organizations	4,172	4,606

	$25,686	$110,779

8.	Investments in Securities

The following table summarizes available-for-sale investments at December 31, 2010:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses(1)	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$12,000	$(558)	$11,442

		$12,000	$(558)	$11,442

There were no marked-to-market investments at December 31, 2010 (See Note 19).

The following table summarizes available-for-sale investments at December 31, 2009:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses(1)	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$24,000	$(1,850)	$22,150

		$24,000	$(1,850)	$22,150

The following table summarizes marked-to-market investments at December 31, 2009:

		Amortized	Unrealized
Maturity Period	Type of Security	Cost	Losses(2)	Fair Value

Maturity of greater than ten years	Auction Rate Securities	$48,700	$(2,517)	$46,183
Maturity less than ten years	UBS Put Right	—	2,517	2,517

		$48,700	$—	$48,700

(1)	Unrealized loss is reported as accumulated other comprehensive income in the consolidated statement of financial condition.

(2)	Unrealized gain (loss) is reported as other income in the consolidated statement of operations.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Fixed Assets

Fixed assets, including capitalized software development costs, consisted of the following at December 31:

	2010	2009

Furniture and equipment(1)	$16,471	$14,977
Computer software(1)	17,645	13,900
Leasehold improvements(1)	4,133	4,144

	38,249	33,021
Less accumulated depreciation and amortization(1)	(26,904)	(19,758)

	$11,345	$13,263

(1)	As of December 31, 2010 and 2009, the Company’s fixed assets include translation adjustments from its international operations. For the year ended December 31, 2010, the fixed assets include translation adjustments of $515. Prior to the acquisition of Optionetics on May 4, 2009, the Company did not have any material fixed asset translation adjustments.

As of December 31, 2010 and 2009, the cost of internally developed software, included in computer software, was $10,077 and $7,511, respectively. The respective accumulated amortization related to internally developed software was $6,147 and $3,579.

10.	Goodwill

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill:

Balance, January 1, 2009	$44,234
Contingent consideration payment for OEC acquisition	3,475
Goodwill recorded for purchase of Optionetics, Inc. (Note 6)	33,881

Balance, December 31, 2009	$81,590
Contingent consideration payment for OEC acquisition	3,770

Balance, December 31, 2010	$85,360

In performing the annual impairment test, the Company utilized quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company’s reporting units based on operating revenues, and was compared to the carrying value of the respective reporting unit. No impairment of goodwill was determined for the years ended December 31, 2010 and 2009. All of the goodwill has been allocated to the brokerage services segment. The Company amortizes goodwill for income tax purposes on a straight-line basis over a period of fifteen years with the exception of the goodwill recognized from the Optionetics acquisition, which is non-deductible for income tax purposes.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Other Intangible Assets, Net

Other intangible assets consist of the following:

	December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships(1)	$8,538	$(4,969)	$3,569
Customer list(1)	837	(127)	710
Education course content(1)	837	(279)	558

	$10,212	$(5,375)	$4,837

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships(1)	$8,505	$(3,383)	$5,122
Customer list(1)	777	(47)	730
Education course content(1)	777	(104)	673

	$10,059	$(3,534)	$6,525

(1)	As of December 31, 2010 and 2009, the Company’s other intangible assets, net include translation adjustments from its international operations. For the year ended December 31, 2010, the other intangible assets, net include translation adjustments of $310. Prior to the acquisition of Optionetics on May 4, 2009, the Company did not have any material other intangible assets net translation adjustments.

The customer relationships intangible assets are being amortized on a straight-line basis over their estimated useful life ranging from three to fifteen years. The customer list intangible asset is being amortized over its estimated life of eleven years. The educational course content intangible asset is being amortized over its estimated life of five years. The Company evaluates the remaining useful life on an annual basis to determine if events or trends warrant a revision to the remaining period of amortization. In February 2009, the Company received certain intangible assets valued at $2,490 in the form of customer relationships in exchange for the forgiveness of a debt owed to the Company.

Amortization expense for other intangible assets was $1,800 and $1,603 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the estimated future intangible asset amortization expense for calendar year 2011, 2012, 2013, 2014 and 2015 will be $1,760, $649, $413, $203 and $163, respectively.

The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s finite-lived intangible assets is evaluated by comparing the current and forecasted cash flows associated with the assets to the assets’ carrying values. The fair value of the Company’s customer relationships’ intangible assets were $5,122 at December 31, 2009 and $3,569 at December 31, 2010. For the year ended December 31, 2010, no impairment was recorded against the Company’s customer relationships intangible assets. For the year ended December 31, 2009, impairment of $604 was recorded against the Company’s customer relationships intangible assets, and $690 of impairment was recorded against the Company’s trade names intangible assets.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Other Assets

Other assets consisted of the following at December 31:

	2010	2009

Securities owned, at fair value	$20,966	$12,162
Prepaid expenses	3,560	2,094
Other receivables	3,023	3,649
Loan origination costs	1,941	—
Current and deferred income tax receivable	629	3,718
Other	1,315	1,376

	$31,434	$22,999

13.	Payables to Brokers, Dealers and Clearing Organizations

Amounts payable to brokers, dealers and clearing organizations consisted of the following at December 31:

	2010	2009

Deposits for securities loaned	$960	$—
Securities failed to receive	751	144

	$1,711	$144

14.	Accrued Liabilities and Accounts Payable

Accrued liabilities and accounts payable consisted of the following at December 31:

	2010	2009

Accrued expenses	12,862	11,381
Accrued employee compensation	2,375	3,030
Deferred rent	1,933	2,316
Other	2,301	2,300

	$19,471	$19,027

15.	Other liabilities

Other liabilities consisted of the following at December 31:

	2010	2009

Securities owned, at fair value	17,660	17,520
Contingent liability	8,876	11,925
Deferred revenue	5,985	7,433

	$32,521	$36,878

16.	Long-Term Debt

On November 22, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”), among optionsXpress Holdings, Inc., certain wholly owned domestic subsidiaries of optionsXpress, Bank of America, N.A., as Administrative Agent and the other lenders party thereto. The Credit Agreement provides for a

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

$120,000 senior secured term loan guaranteed by certain wholly owned domestic subsidiaries of optionsXpress Holdings, Inc. and secured, subject to certain exceptions, by a first priority perfected security interest in the equity interests of certain of optionsXpress Holdings, Inc.’s subsidiaries. The loan was drawn on December 20, 2010 and scheduled to mature on November 22, 2014.

The Company is required to repay the outstanding principal of the loan in quarterly installments, which increase, over the life of the loan. The Company may voluntarily prepay additional outstanding amounts without penalty or premium other than customary “breakage” and redeployment costs with respect to LIBOR loans at any time. Interest on the Credit Agreement is based on the prime rate as published by Bank of America, N.A. or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our consolidated leverage ratio between 200bps and 300bps over LIBOR. Interest is payable in quarterly installments or at the end of the applicable LIBOR interest period.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, the payment of dividends and other distributions, investments, capital expenditures, dispositions of assets, mergers and acquisitions, liens and negative pledges, changes in nature of business and other organizational matters and transactions with affiliates. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio, minimum cash interest coverage ratio, and minimum excess net capital at our subsidiary, optionsXpress, Inc.

The Company incurred $1,963 of commitment and other fees to secure this credit agreement that will be amortized using the effective interest method over the duration of the loan.

The following maturity schedule summarizes the minimum payments due according to the terms of the credit agreement:

December 31,
2010

2011	19,200
2012	24,000
2013	33,600
2014	43,200

$120,000

17.	Capitalization

Common Stock

At December 31, 2010 and 2009, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 57,475 and 57,525 shares were issued and outstanding at December 31, 2010 and 2009, respectively.

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

In addition, on February 14, 2008, the Company entered into an agreement with Ned W. Bennett, Executive Vice Chairman and founder of optionsXpress, pursuant to which, the Company may repurchase up to an additional 200 shares annually from Mr. Bennett (the “Bennett Stock Purchase Agreement”). The Bennett Stock Purchase Agreement does not create an obligation for the Company to buy, or for Mr. Bennett

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

to sell to the Company, any of his shares of our common stock. The number of shares the Company may purchase under the Bennett Stock Purchase Agreement is limited to 200 shares per year, but the total number of shares is limited only by the number of shares of our common stock that Mr. Bennett may hold from time to time.

The repurchase programs have no expiration date and the Company’s Board of Directors may terminate any or all of the stock repurchase programs at any time.

For the year ended December 31, 2010, the Company has repurchased 295 shares of its common stock in aggregate under these programs at a total cost of $4,447, or an average cost of $15.10 per share. Since inception, the Company has repurchased 6,250 shares of its common stock in aggregate under these programs at a total cost of $109,790, or an average cost of $17.57 per share. The repurchased shares were retired to authorized, but unissued shares.

Preferred Stock

At December 31, 2010 and 2009, the Company had 75,000 shares of $0.0001 par value convertible preferred stock authorized. No preferred shares were issued and outstanding as of December 31, 2010.

Dividends

The Company has declared and paid dividends totaling $258,590, $4,639 and $19,235 during the years ended December 31, 2010, 2009, and 2008, respectively, to all common stockholders of record.

Dividends per share for each class of shares were as follows:

	2010	2009	2008

Common stock:
March 31	$—	$0.0800	$0.0800
June 30	—	—	0.0800
September 30	—	—	0.0800
December 31	4.5000	—	0.0800

On December 27, 2010, the Company paid a special cash dividend of $4.50 per common share, or approximately $258,590 to shareholders.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Income Taxes

The components of income tax expense (benefit) were:

	Years Ended December 31
	2010	2009	2008

Current:
Federal	$23,398	$29,150	$46,089
State	1,970	2,336	4,526
Foreign	1,373	1,191	932

	26,741	32,677	51,547
Deferred:
Federal	1,802	1,106	(386)
State	137	133	(153)
Foreign	(526)	(477)	—

	1,413	762	(539)

Total income tax expense	$28,154	$33,439	$51,008

A reconciliation of the statutory federal income tax rate to the effective tax rate applicable to pre-tax income was as follows:

	Years Ended December 31
	2010	2009	2008

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	1.7	1.7	2.1
Other	(1.6)	(1.3)	(1.0)

	35.1%	35.4%	36.1%

Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	December 31
	2010	2009

Deferred tax assets:
Stock-based compensation	$3,245	$2,425
Net operating loss carryover	942	1,300
Deferred rent	723	850
Accrued liabilities	746	338
Other deferred tax assets	466	1,063

Total deferred tax assets	6,122	5,976

Deferred tax liabilities:
Property and intangible assets	(4,558)	(3,636)
Other deferred tax liabilities	(1,146)	(705)

Total deferred tax liabilities	(5,704)	(4,341)

Net deferred tax asset (liabilities)	$418	$1,635

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

On December 31, 2009, the Company had a liability of $250 for unrecognized tax benefits. For the year ended December 31, 2010, the Company increased its unrecognized tax benefit by $50. Therefore, the Company had a total liability of $300 for unrecognized tax benefits at December 31, 2010. The Company estimates that the unrecognized tax benefits liability balance will not significantly change during 2011. At December, 31, 2010, the Company has also recorded a $384 valuation allowance against deferred tax assets.

The Company recognizes potential accrued interest and penalties pertaining to income tax related issues as an income tax expense. The Company believes it is no longer subject to U.S. federal and state income tax examinations for the years prior to 2007. The amount of deferred income tax benefit allocated to the components of other comprehensive income was $625 and $713, as of December 31, 2010 and 2009, respectively.

The Company received income tax benefits for income taxes paid in foreign jurisdictions. Subject to certain restrictions, the Company is entitled to U.S. foreign tax credit for the amount of income taxes paid in these foreign jurisdictions. Any foreign tax credit that cannot be claimed in the current year can be carried forward for a maximum period of ten years. Any foreign tax credits that cannot be claimed in the current year will expire within 10 years. The Company also received income tax benefits related to the exercise of non-qualified stock options. The Company is entitled to a deduction for income tax purposes of the amount that employees report as ordinary income on these non-qualified stock options. The tax benefit relating to this tax deduction for the years ended December 31, 2010, 2009 and 2008 was $761, $419 and $288, respectively.

19.	Fair Value Measurements

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

Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities owned, at fair value, including $5,209 of available-for-sale investments in securities that are pledged as

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

collateral for a letter of credit, and financial instruments sold but not yet purchased at fair value as of December 31, 2010 and 2009:

December 31, 2010	Level 1(1)	Level 2	Level 3(2)	Total

Financial assets, at fair value:
Money market funds included in cash and cash equivalents	$9,674	$—	$—	$9,674
U.S. treasury securities included in deposits with clearing organizations	11,960	—	—	11,960
Corporate equities and derivatives included in other assets	20,143	823	—	20,966
Investments in securities	—	—	11,442	11,442

	$41,777	$823	$11,442	$54,042

Financial liabilities, at fair value:
Corporate equities and derivatives included in other liabilities	$17,661	$—	$—	$17,661

	$17,661	$—	$—	$17,661

December 31, 2009	Level 1(1)	Level 2	Level 3(2)	Total

Financial assets, at fair value:
Money market funds included in cash and cash equivalents	$72,094	$—	$—	$72,094
U.S. treasury securities included in deposits with clearing organizations	12,997	—	—	12,997
Corporate equities and derivatives included in other assets	12,162	—	—	12,162
Investments in securities	—	—	70,850	70,850

	$97,253	$—	$70,850	$168,103

Financial liabilities, at fair value:
Corporate equities and derivatives included in other liabilities	$17,520	$—	$—	$17,520

	$17,520	$—	$—	$17,520

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities or have quoted market prices in active markets for identical assets or liabilities.

(2)	Level 2 assets represent publicly traded shares that are restricted as part of an initial public offering and are valued based on the quoted market price less any discount for that restriction.

(3)	Level 3 assets represent 21.2% and 42.1% of all financial assets measured at fair value as of December 31, 2010 and 2009 respectively (see below for further information).

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the beginning and ending balances for the major classes of financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities-
Assets

Balance, January 1, 2009	89,937
Total gains/(losses), realized and unrealized(1)	238
Redemptions	(19,325)

Balance, January 1, 2010	70,850
Total gains/(losses), realized and unrealized(1)	1,292
Redemptions	(60,700)

Balance, December 31, 2010	$11,442

(1)	See Note 8 for details on recognized unrealized loss.

The Company’s Level 3 financial assets are comprised of ARS. The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the FFELP. The Company’s ARS are marketable securities with long-term stated maturities (during years 2034-2040) for which the interest rates are reset through periodic short-term auctions every 35 days, depending on the issue. As a result of the current liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when auctions fail. All of the Company’s ARS are current with respect to receipt of interest payments according to the stated terms of each ARS indenture. The Company believes it has the ability and intent, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops. Since the ARS markets began failing on February 14, 2008, $95,575 of the Company’s ARS securities have been redeemed by issuers or its brokers at par.

At December 31, 2010, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under ASC 820 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company calculated income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Based on the Company’s analysis, the weighted average economic life was estimated to be approximately four years. For the fair market interest rates used in its discounted cash flow, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 150bps-250bps over LIBOR.

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

The remaining $12,000 in par value ARS were sold by another investment advisor, who has not made an offer similar to UBS, and therefore, the Company has continued to classify them as available-for-sale securities. The Company’s calculation of fair value of the ARS not held at UBS at December 31, 2010 and 2009 implied an impairment of fair value of approximately $558 and $1,850, respectively, which has been recorded through accumulated other comprehensive loss on the consolidated statement of financial condition,

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

and the carrying fair value of those ARS was $11,442 as of December 31, 2010 and $70,850 as of December 31, 2009.

Non-Financial Assets and Liabilities

Non-financial assets and liabilities subject to fair value measurements include customer relationships included in other intangible assets and a contingent liability included in other liabilities. At December 31, 2010 and December 31, 2009, there was significant unobservable information used to determine the market value for these non-financial assets and liabilities. Therefore, the Company has continued to designate the customer relationships’ intangible asset and the contingent liability as Level 3 non-financial assets and liabilities, respectively, under ASC 820.

The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s finite-lived intangible assets is evaluated by comparing the current and forecasted cash flows associated with the assets to the assets’ carrying values. The fair value of the Company’s customer relationships’ intangible assets were $5,122 at December 31, 2009 and $3,569 at December 31, 2010. For the year ended December 31, 2010, no impairment was recorded against the Company’s customer relationships intangible assets. For the year ended December 31, 2009, impairment of $604 was recorded against the Company’s customer relationships intangible assets, and $690 of impairment was recorded against the Company’s trade names intangible assets.

The Company’s non-financial liabilities include a contingent liability for accrued contingent consideration related to the acquisition of Optionetics. The accrued contingent consideration is payable for a period of five years following the acquisition and is based on the profitability of the business acquired and the number of funded brokerage accounts referred to the Company’s brokerage services segment in the year the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7,000 for each of the first five years following the acquisition date of May 4, 2009. The fair value is based on the estimated projected future performance of Optionetics, the time remaining on the liability and the estimated market debt rate for the Company. The fair value of the contingent liability was $8,876 and $11,925 at December 31, 2010 and 2009, respectfully.

20.	Derivative Instruments

As part of the UBS settlement agreement accepted by the Company in November 2008 (See Note 19), the Company received a UBS Put Right to sell certain ARS to UBS at par value beginning on June 30, 2010. The Company adopted the fair value option election under ASC 825 for this instrument in 2008, and accounts for any respective gain/loss as a component of other income in the consolidated statement of operations. Typically, any gain/loss in the UBS Put Right is offset by an opposite, but equal gain/loss in the value of the ARS eligible for the UBS Put Right. After the exercise of the UBS Put Right on June 30, 2010, the Company recognized a gain of $2,517, offset by a corresponding loss, on the UBS Put Right for the year ended December 31, 2010. The Company recognized a gain of $1,929, offset by a corresponding loss, on the UBS Put Right for the year ended December 31, 2009. The gains were included as a component of other income in the consolidated statement of operations.

To help provide customers with improved trade execution, the Company at times enters into proprietary short-term positions in equity option and equity securities. The Company attempts to hedge these positions so that changes in market prices do not materially change the value of its securities. Any gains/losses from this trading activity are recognized as part of other brokerage-related revenue in the consolidated statement of operations. For the years ended December 31, 2010 2009, and 2008, the total gains from the Company’s proprietary trading activities were $3,151, $1,168, and $2,047 respectively.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s derivative instruments owned, at fair value, and derivative instruments sold but not yet purchased, at fair value:

	December 31,	December 31,
	2010	2009

Derivative instruments owned, at fair value:
UBS Put Right included in investments in securities	$—	$2,517
Equity options included in other assets	11,032	7,287

	$11,032	$9,804

Derivative instruments sold but not yet purchased, at fair value:
Equity options included in other liabilities	$10,358	$7,220

	$10,358	$7,220

21.	Commitments, Contingencies, and Guarantees

Commitments

The Company leases office space and equipment under non-cancelable operating lease agreements that expire on various dates through May 2015. The aggregate future rent payments for the term of the lease, approximately $6,186, are included in the table below.

Future aggregate minimum annual lease commitments, exclusive of additional payments that may be required for certain increases in operating costs, are as follows:

December 31,
2010

2011	1,584
2012	1,486
2013	1,410
2014	1,235
2015	471

$6,186

The rent expense for all office space during the years ended December 31, 2010, 2009, and 2008, totaled $1,469, $1,345 and $941, respectively.

The Company enters into agreements to purchase telecommunications and data services from various service providers. These agreements expire on various dates through December 2012. The fixed and determinable portions of these obligations are $2,342 and $1,034 for the years ended December 31, 2011 and 2012 respectively. The expenses incurred related to these service agreements during the years ended December 31, 2010, 2009, and 2008, were $2,718, $3,878 and $1,990, respectively.

Loan Facilities

To support its self-clearing activities, the Company established in June 2007 an unsecured, uncommitted credit facility with JPMorgan Chase Bank, NA. Any outstanding balances on this credit facility would be callable on demand. The Company anticipates that the credit facility will only be used occasionally, addressing potential timing issues with the flow of customer funds, and will only be used to facilitate transactions for which customers already have sufficient funds in brokerage accounts. As of December 31, 2010, there was no balance outstanding on this credit facility.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

On November 22, 2010, the Company entered into a secured term loan agreement. At December 31, 2010, the Company had an outstanding balance on the loan of $120 million (see Note 16).

General Contingencies

The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Cash and securities in the customers’ accounts collateralize margin credit balances. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options, equities or futures transactions that can expose them to risk beyond their invested capital. As of December 31, 2010 and 2009, the Company had $231,170 and $148,533, respectively, in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.

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

Other assets and other liabilities on the consolidated statement of financial condition include premiums on unrealized gains and losses for written and purchased options contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that it does not currently own (see Note 19) and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements as of December 31, 2010, at the fair values of the related securities, and will incur losses if the fair values of these securities increase subsequent to December 31, 2010.

Legal Contingencies

In the ordinary course of business, the Company is subject to lawsuits, arbitrations, claims, administrative or regulatory examinations and other legal or regulatory proceedings. Management cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding the proceedings could have a material adverse effect on the Company’s financial condition, results

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the outcome of any pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

The Company provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet any shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the Company believes that it is unlikely that it will have to make any material payments under these arrangements, and no liabilities related to these guarantees have been recognized in the accompanying consolidated financial statements.

The Company guaranteed a SG$7,600 (approximately US$5,888 as of December 31, 2010) letter of credit issued to the Monetary Authority of Singapore in connection with its subsidiary, optionsXpress Singapore Pte. Ltd., becoming registered as a broker in Singapore. The Company has pledged $5,209 of money market funds at fair value, to guarantee this letter of credit.

22.	Earnings Per Share

The computations of basic and diluted EPS were as follows:

	Years Ended December 31
	2010	2009	2008

Net income	$51,904	$60,767	$90,315

Weighted-average number of common shares outstanding — basic	57,443	57,925	60,566
Effect of dilutive securities	342	156	154

Weighted-average number of common shares outstanding — diluted	57,785	58,081	60,720

Basic EPS	$0.90	$1.05	$1.49
Diluted EPS	$0.90	$1.05	$1.49

23.	Employee Benefit Plan

optionsXpress, Inc. maintains a 401(k) savings plan covering all eligible employees of the Company. Discretionary contributions may be made to the plan. The Company implemented a matching contribution program in 2010 for 50% of up to 6% of an employee’s base salary. Under this program, the Company contributed a total of $442 for the year ended December 31, 2010. No such contributions were made to the plan for the years ended December 31, 2009, and 2008.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

24.	Employee Stock Purchase Plan

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

25.	Equity Incentive Plans

The Company maintains three equity incentive plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan (collectively, the “Plans”). Under the terms of the Plans, the Parent may grant eligible employees, directors, and other individuals performing services for the Company various equity incentive awards up to 2,811 shares of options, restricted stock, or deferred shares. No restricted stock has been issued under these Plans.

The Company’s total compensation expense related to stock options and deferred stock included in the consolidated statement of operations and consolidated changes in stockholder’s equity was $4,148, $3,686, and $4,668 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the compensation expense related to stock options and deferred shares not yet vested and not yet recognized was estimated to be $5,324. Based on management’s estimate, the fair value at the date of grant for options and deferred shares granted during the years ended December 31, 2010, 2009 and 2008 was $6,032, $5,354 and 5,732, respectively.

In accordance with the anti-dilution provisions of the Company’s stock incentive plans, the exercise price and number of options outstanding were equally adjusted to reflect the dilutive effects of the $4.50 special dividend paid by the Company in December 2010. The average exercise price of outstanding options decreased from $18.61 to $14.51, and the number of outstanding option grants increased from 1.4 million to 1.8 million. In addition, a cash payment that is equivalent to the amount of the dividend will be paid to holders of previously granted deferred stock units upon the vesting of those units. As a result of the cash payment in lieu of dividend for the deferred shares, $530 was reclassified from additional paid-in-capital to accrued liabilities and accounts payable on the consolidated statement of financial condition. Neither the option equitable adjustments nor the cash payment in lieu of dividend for the deferred shares resulted in any additional stock-based compensation expense on the consolidated statement of operations.

Options

The vesting schedule for each option grant is set by the Company. During 2010, all employee option grants had a vesting schedule of five years. In general, one-fifth of the options become exercisable on the first anniversary date following the grant. The remaining four-fifths become exercisable over the remaining four years. Options expire between seven and ten years after the date of the grant.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the stock option activities of the Plan for the year ended December 31, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(years)	Value

Outstanding, January 1	1,402	$18.72
Granted to employees	143	16.37
Exercised by employees	(45)	2.88
Forfeited by employees	(100)	23.99
Increase due to special dividend	396	—
Outstanding, December 31	1,796	$14.51	5.55	$5,199

Exercisable, December 31	992	$15.15	5.18	$2,556

The following table summarizes the options outstanding and exercisable at December 31, 2010:

		Options Outstanding			Options Exercisable
				Weighted-		Weighted-
Range of			Remaining	Average	Number of	Average
Exercise Prices			Contractual	Exercise	Options	Exercise
Low	High	Number	Life (Years)	Price	Exercisable	Price

$0.00	$9.99	493	4.68	$7.90	235	$7.58
$10.00	$14.99	498	6.23	12.93	244	12.99
$15.00	$19.99	612	5.64	18.39	370	18.33
$20.00	$25.99	193	5.68	23.18	143	23.08

		1,796	5.55	$14.51	992	$15.15

The weighted-average grant-date fair value of options granted during the years 2010, 2009 and 2008 was $3.88, $6.46 and $9.84, respectively. The total intrinsic value of options exercised during the years 2010, 2009 and 2008 was $680, $105 and $308, respectively. The compensation expense for the stock options is expected to be recognized over a weighted average period of 2.68 years.

The fair market value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The model takes into account the stock price and exercise price at the grant date and the following assumptions for the years ended December 31:

	2010	2009	2008

Risk-free interest rate	2.4%	2.8%	3.1%
Expected volatility	37%	48%	46%
Annual dividend yield	0.0%	0.4%	1.5%
Expected life	6.00 years	6.25 years	6.50 years

The risk-free interest rate assumption is based on the rate available on zero-coupon U.S. government issues with a remaining term similar to the expected life of the options. The expected volatility assumptions are based on the implied volatility of the Company’s stock in 2010, 2009 and 2008. The annual dividend yield is based on the percentage of the dividend paid to the average stock price in each year. The expected life is based on the average of the vesting and contractual period.

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Shares

The vesting schedule for each deferred shares grant is set by the Company. During 2010, employee deferred shares granted had a vesting schedule of either two or five years. The grants that vest over two years vest 50% after one year and 50% after the second year. The grants that vest over five years vest one-fifth on the first anniversary date following the grant and four-fifths vest over the remaining four years.

The following table summarizes the deferred shares activities of the Plan for the year ended December 31, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant Date	Remaining Life	Intrinsic
	Shares	Fair Value	(years)	Value

Nonvested, January 1	339	$12.50
Granted to employees	303	16.10
Released to employees	(123)	16.20
Forfeited by employees	(37)	16.07

Nonvested, December 31	482	$17.65	1.84	$7,551

This compensation expense for the deferred shares is expected to be recognized over a weighted average period of 3.40 years. The total fair value of deferred shares that vested during the year ended December 31, 2010, 2009 and 2008 was $1,943, $992 and $671, respectively.

26.	Regulatory Requirements

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

As of December 31, 2010, optionsXpress, Inc. had net capital requirements of $11,238 and net capital of $81,792. As of December 31, 2009, optionsXpress, Inc. had net capital requirements of $17,906 and net capital of $97,503. All of the Company’s other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.

27.	Related Party Transactions

Prior to the Optionetics acquisition discussed in Note 6, the Company accounted for its 41% investment in OX Australia, LLC (“oX Australia”) using the equity method. Prior to the acquisition on May 4, 2009, the Company passed through its commissions earned to oX Australia and had a technology, execution and clearing services agreement with oX Australia. For the period ended May 4, 2009 and year ended December 31, 2008, the Company passed through commissions to oX Australia of $450 and $1,913, respectively, and recognized fees of $409 and $1,572, respectively, relating to the execution and clearing agreement. The fees received from

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

technology, execution and clearing services agreement prior to the acquisition are included in commission revenue. As part of the Optionetics acquisition, the Company acquired the remaining 59% interest in oX Australia and recognized a gain of $45.

The Company receives payment for order flow that includes funds allocated to the Company through the exchanges various liquidity providers. One of the liquidity providers that routed funds to the Company through the CBOE is G-Bar Limited Partnership (G-Bar), a shareholder of the Company. James Gray, the Chairman of the Board of Directors of the Company, is the President of G-Bar. For the years ended December 31, 2010, 2009 and 2008, G-Bar allocated $119, $190 and $182, respectively, in funds for payment to the Company through the CBOE.

28.	Segment Reporting

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

Information concerning the Company’s operations by reportable segment is as follows:

		Year Ended
		December 31,
	2010	2009	2008

Net Revenues
Brokerage services	$204,588	$209,041	$246,558
Education services	29,226	25,459	—
Eliminations	(2,370)	(1,082)	—

Total	$231,444	$233,418	$246,558

Income (Loss) before Income Taxes
Brokerage services	$84,246	$96,287	$141,323
Education services	(4,188)	(2,081)	—
Non-controlling interests	65	70	258

Total	$80,123	$94,276	$141,581

	As of	As of
	December 31,	December 31,
	2010	2009

Assets
Brokerage services	$1,465,944	$1,538,379
Education services	10,008	12,112
Eliminations	(3,034)	(4,170)

Total	$1,472,918	$1,546,321

optionsXpress Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

29.	Quarterly Financial Information (Unaudited)

The following tables summarize selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009:

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$57,031	$65,500	$53,375	$55,538	$231,444
Net income before income taxes	18,851	24,614	18,354	18,304	80,123
Non-controlling interests	17	22	15	11	65
Net income	11,888	15,587	12,855	11,574	51,904
Basic earnings per share	0.21	0.27	0.22	0.20	0.90
Diluted earnings per share	0.21	0.27	0.22	0.20	0.90

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$49,294	$61,715	$62,287	$60,122	$233,418
Net income before income taxes	21,207	25,256	25,296	22,517	94,276
Non-controlling interests	12	18	21	19	70
Net income	13,556	16,073	16,268	14,870	60,767
Basic earnings per share	0.23	0.28	0.28	0.26	1.05
Diluted earnings per share	0.23	0.28	0.28	0.26	1.05

Schedule I — Condensed Financial Information of the Registrant.

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Financial Condition

	December 31,	December 31,
	2010	2009
	(In thousands)

ASSETS
Cash and cash equivalents	$11,340	$24,491
Investments in securities	11,442	70,850
Investments in subsidiaries	198,909	219,114
Due from subsidiaries	11,504	5,263
Other assets	8,273	7,975

Total assets	$241,468	$327,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities and accounts payable	$3,372	$2,807
Due to subsidiaries	4,135	2,086
Other liabilities	8,876	11,925
Long-term debt	120,000	—

Total liabilities	136,383	16,818
Total stockholders’ equity	105,085	310,875

Total liabilities and stockholders’ equity	$241,468	$327,693

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Operations

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)

Revenues
Dividend income from subsidiaries	$75,500	$38,500	$138,711
Interest income	873	826	3,900
Other income	3,338	2,663	649

	79,711	41,989	143,260

Expenses	5,075	4,737	4,172

Income before income taxes	74,636	37,252	139,088
Income taxes	(415)	(769)	(382)

Income before equity in undistributed net income of subsidiaries	75,051	38,021	139,470
Equity in undistributed (distributed in excess of) net income of subsidiaries	(23,147)	22,746	(49,155)

Net income	$51,904	$60,767	$90,315

optionsXpress Holdings, Inc.
(Parent Company)

Statements of Cash Flows

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)

Operating activities
Net income	$51,904	$60,767	$90,315
Adjustments to reconcile net income to cash provided by operating activities:
Equity distributed in excess of (in undistributed) net income of subsidiaries	23,147	(22,746)	49,155
Depreciation and amortization	9	6	26
Stock-based compensation	740	740	678
Deferred income taxes	1,094	395	(1,363)
Decrease in contingent liability	(3,049)	(2,575)	—
Deferred rent and other	(301)	39	(339)
Changes in operating assets and liabilities:
(Increase) decrease in:
Investments in securities	48,700	15,425	2,500
Due from subsidiaries	(3,708)	23	2,196
Other assets	(2,158)	(1,210)	(3,754)
Increase (decrease) in:
Accrued liabilities and accounts payable	945	(184)	2,352
Due to subsidiaries	2,049	733	(4,967)

Net cash provided by operating activities	119,372	51,413	136,799
Investing activities
Purchases of investments in securities	—	—	(64,050)
Proceeds from maturities/sales of investments in securities	12,000	3,900	56,000
Purchases of fixed assets and computer software	—	(25)	—
Equity investment in subsidiaries	(1,437)	(20,585)	(14,996)

Net cash provided by (used in) investing activities	10,563	(16,710)	(23,046)
Financing activities
Proceeds from long-term debt	120,000	—	—
Exercise of stock options	131	45	222
Excess tax benefit for stock- based compensation	40	(94)	(19)
Purchases through employee stock purchase plan	48	41	41
Purchase of non-controlling interest equity	—	(1,021)	—
Stock repurchases	(4,447)	(17,806)	(87,537)
Dividends paid	(258,590)	(4,639)	(19,235)

Net cash used in financing activities	(142,818)	(23,474)	(106,528)

Effect of exchange rates on cash and cash equivalents	(268)	(26)	—

Net (decrease) increase in cash and cash equivalents	(13,151)	11,203	7,225

Cash and cash equivalents, beginning of year	24,491	13,288	6,063

Cash and cash equivalents, end of year	$11,340	$24,491	$13,288

Supplemental disclosure of cash flow information:
Income taxes paid	$23,716	$32,444	$54,405
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation loss	(53)	(46)	(94)
Issuance of common stock in acquisition	1,466	1,370	5,210
Non-cash change in unrealized gain (loss) on available for sale investments in securities	816	238	(2,088)

Notes to Condensed Financial Statements (in thousands)

Cash dividends received by the Company from optionsXpress, Inc. totaled to $65,000, $38,500, and $120,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Cash dividends received by the Company from brokersXpress Illinois, Inc. totaled to $7,000 and $6,000 for the years ended December 31, 2010 and 2008, respectfully. Cash dividends received by the Company from optionsXpress International, Inc. and OX Trading, LLC totaled $2,000 and $1,500, respectively, for the year ended December 31, 2010. Cash dividends received by the Company from XpressTrade, LLC and optionsXpress International, Inc. totaled $12,000 and $711, respectively, for the year end December 31, 2008.

S-4