Form 10-K/A
period 2010-12-31
optionsXpress Holdings, Inc.
filed 2011-04-27
CIK 1299688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No.1

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
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission, or SEC, on March 1, 2011. We are filing this Amendment solely to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. We will not file a definitive proxy statement containing this information with the SEC within 120 days after the end of our fiscal year ended December 31, 2010, because we have postponed our annual meeting pending the consummation of our previously announced merger with the Charles Schwab Corporation. Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and other SEC filings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There are currently eight directors on our Board. The Board is classified into three classes of directors, with two Class I directors, three Class II directors and three Class III directors. At each annual meeting of stockholders, directors of one class are selected, on a rotating basis, to three-year terms, to serve as successors to the directors of the same class whose terms expire at that annual meeting.
Information regarding the directors, as of March 31, 2011, is set forth below, including their ages, the period each has served on the Board, the nominees’ business experience and the attributes, skills and experiences that we and the Board believe qualify each director to serve on the optionsXpress Board of Directors. The information presented below has been furnished to the Company by the director nominee and directors.
Class I Directors Whose Terms Continue Until the 2012 Annual Meeting
Howard L. Draft
Director since 2007
Mr. Draft, 58, has served as a member of our Board since April 2007. Howard Draft is Executive Chairman at Draftfcb in Chicago, the global, behavior-based, integrated marketing communications firm resulting from the combination of Draft and Foote Cone & Belding by the Interpublic Group in 2006. Mr. Draft is widely recognized as a pioneer in direct marketing and integrated marketing offerings. Mr. Draft was one of the 13 original members of Kobs and Brady, whose name was changed three times to, Draft Direct Worldwide (1995), Draft Worldwide (1997), and eventually just Draft (2003). He has served as a member of the Board of Chicago’s After School Matters and the Board of trustees of Pediatric AIDS Chicago.
As one of the preeminent thought leaders in marketing, Mr. Draft is invaluable to the Board in providing direction on our marketing efforts including branding, media, messaging, customer targeting and strategy. In addition to his marketing expertise, the Board values Mr. Draft’s entrepreneurial and executive management experience in the areas of corporate development, general management, financial analysis, international growth and strategic review.
Bruce R. Evans
Director since 2005
Mr. Evans, 52, has served as a member of our Board since April 2005. Mr. Evans is currently a Managing Director at Summit Partners, a venture capital and private equity firm, where he has worked since 1986. Previously, he held various positions at IBM Corporation. Mr. Evans previously served on the Board of Directors for Unica Corporation from 2004-2009, serving at various times on the Nominating and Governance Committee, Special Investment Committee and Compensation Committee. Mr. Evans also previously served on the Board of Directors for Hittite Microwave from 2000-2008, serving for a portion of that time on the Compensation Committee.
The Board appreciates the over twenty years of experience Mr. Evans’ has in evaluating and managing growing companies at Summit Partners. In particular, the Board values Mr. Evans’ expertise in corporate development, compensation and human resources, corporate governance, general management and growth strategy.
Class II Directors Whose Terms Continue Until the 2013 Annual Meeting
David A. Fisher
Director since 2007
Mr. Fisher, 42, has served as a member of our Board since October 2007. Mr. Fisher has served as our Chief Executive Officer since October 2007 and as our President since March 2007. Prior to that Mr. Fisher served as our Chief Financial Officer beginning in August 2004. From March 2001 to July 2004, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works, a national quick service restaurant chain. Prior to that, Mr. Fisher served as Chief Financial Officer and Secretary of Prism Financial Corporation, a publicly-traded, nationwide consumer financial services company, from August 1997 to February 2001. Mr. Fisher currently serves as an Off-Floor (industry) Director on the Chicago Board Options Exchange. Mr. Fisher is a member of the Illinois Bar.

Mr. Fisher’s knowledge of optionsXpress, our operations and our team and his experience at the company are valuable to the Board of Directors in evaluating and directing our future. Mr. Fisher’s position at optionsXpress combined with his experience as Chief Financial Officer of both Prism Financial Corporation and Potbelly Sandwich Works bring substantial executive, corporate development, operational and financial management experience and industry knowledge to his position on the Board.
Michael J. Soenen
Director since 2008
Mr. Soenen, 41, has served as a member of our Board since August 2008. Mr. Soenen served as Chairman of the Board of Directors, President and Chief Executive Officer of FTD Group, Inc., a leading provider of floral and specialty gift products and services to consumers and retail florists, from November 2007 until the company’s acquisition in August 2008. Prior to that, Mr. Soenen served as President of FTD, Inc. since November 2004 and as Chief Executive Officer since May 2004. Previously, he served as President and Chief Operating Officer of FTD, Inc. from 2002 to 2004, President and CEO of FTD.com from 1999 to 2002, and Vice President of Marketing of FTD, Inc. from 1997 to 1999.
As Chief Executive Officer of FTD.com, Mr. Soenen directed the growth of an online retail business which marketed to customers using many of the same conventions employed by optionsXpress as it markets its online retail brokerage business. In addition to this marketing expertise, the Board values Mr. Soenen’s knowledge of operations, human resources and compensation, investor relations, corporate development and general management that he acquired as Chief Executive Officer of a public company. The Board believes it also benefits from Mr. Soenen’s experience on other public company Boards of Directors.
S. Scott Wald
Director since 2005
Mr. Wald, 56, has served as a member of our Board since April 2005. Mr. Wald is the founder and President of Romar Services, L.L.C., a private investment firm. Mr. Wald is also the founder and former President and Chief Executive Officer of ASAP Software Express, or ASAP. Prior to founding ASAP, Wald was in product management for Hewlett-Packard Laser Printer operations. Mr. Wald currently serves on the Boards of Directors of McDonough Medical, a leading provider of dental imaging equipment.
The Board appreciates Mr. Wald’s deep experience as an entrepreneur who successfully grew two technology companies, ASAP and SurePayroll, through their complete life cycles. As a result of this experience and his current positions on the Boards of directors of other companies, Mr. Wald brings broad and deep management experience to the Board including expertise in human resources and compensation, general management, financial analysis, corporate development, technology and corporate governance.
Class III Directors Whose Terms Continue Until the 2011 Annual Meeting
James A. Gray
Director since 2004
Mr. Gray, 45, has served as our Chairman of the Board since our inception and as Chairman of the Board of optionsXpress, Inc. since 2000. Mr. Gray has served as President of G-Bar Limited Partnership, an independent proprietary trading firm, since 1996. Prior to that, Mr. Gray served as the Head of Equity Trading at G-Bar.
As one of the founders of optionsXpress and President of G-Bar, the Board feels Mr. Gray is uniquely qualified to be Chairman of the Board of optionsXpress. He has profound knowledge of optionsXpress, our businesses, our operations and our customers. The Board also values Mr. Gray’s expertise in options trading, his understanding of the industry and relationships throughout the industry.
Ned W. Bennett
Director since 2004
Mr. Bennett, 68, has served as our Executive Vice Chairman since March 2007. Mr. Bennett was our Chief Operating Officer from our inception to March 2007 and has been Chief Executive Officer of optionsXpress, Inc. since August 2000. Mr. Bennett has served as a member of our Board since our inception. From July 1997 to May 1999, Mr. Bennett served in various positions at Dreyfus Brokerage Services, Inc. (Pacific Brokerage Services), including Chief Operating Officer. Mr. Bennett served as the Chief Executive Officer and Chief Operating Officer of ED&F Man International Services Inc. from December 1994 to July 1997 and served as President and Chief Executive Officer of Geldermann Securities, a ConAgra company, from November 1987 to December 1994, when the firm was purchased by ED&F Man International Inc.

The Board appreciates Mr. Bennett’s deep knowledge of optionsXpress as one of the founders of our company and his many years of experience in the brokerage industry. The Board feels Mr. Bennett’s brokerage industry knowledge, relationships, management experience, regulatory expertise and intimate understanding of our company make him invaluable in helping the Board evaluate, direct and implement our corporate strategy.
Steven L. Fradkin
Director since 2006
Mr. Fradkin, 49, has served as a member of our Board since April 2006. Mr. Fradkin is President of Corporate and Institutional Services at Northern Trust Corporation in Chicago, one of the world’s largest global asset management, asset servicing, and private wealth management firms. Prior to his current role, Mr. Fradkin served as Executive Vice President and Chief Financial Officer of Northern Trust Corporation. Prior to that, Mr. Fradkin led Northern Trust’s international business.
Mr. Fradkin’s experience as President of Corporate and Institutional Services and as Chief Financial Officer at one of the leading firms in the industry provide him with expertise in financial analysis, corporate governance, risk oversight, general management, corporate development and international operations. In addition to these skills and attributes, the Board also values Mr. Fradkin’s deep knowledge of the financial services industry and the asset management business in particular.
BOARD OF DIRECTORS AND CORPORATE GOVERNANCE
Number of Meetings of the Board of Directors
The Board held 7 meetings during 2010. The standing committees of the Board held 21 meetings during the year. Each director attended at least 75% of the aggregate number of meetings of the Board and the Board committees on which he served held during the period for which he served as a director in 2010.
Attendance at Annual Meetings of the Stockholders
All directors are encouraged to attend the annual meeting of the stockholders and all directors properly nominated for election are expected to attend the annual meeting of the stockholders. In 2010, all eight of our directors attended the annual meeting of the stockholders.
Board Leadership and Risk Oversight
Currently, the Chairman of the Board position is a non-executive position held by an independent director and, as such, is separate from the Chief Executive Officer role. Our Chairman of the Board, Mr. Gray, is uniquely positioned as one of the founders of the Company and a leader in the Company’s industry to help the Board guide management in setting the strategic direction for the Company and providing appropriate oversight. Although we recognize that different Board leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies, we believe our current Board leadership structure is optimal for optionsXpress as it provides for strong independent exercise of the Board’s oversight responsibilities.
The Board has an active role, as a whole and at the committee level, in overseeing management of optionsXpress’ risks. The Board regularly reviews information regarding our financial results, liquidity and operations, as well as risks associated with each. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to our incentive compensation plans and arrangements. The Audit Committee oversees management of financial risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports and management presentations to the full Board about such risks to ensure Company actions are aligned with overall corporate strategy and risk appetite.

Executive Sessions
The Company’s Corporate Governance Guidelines require the non-management directors to meet in executive sessions on a periodic basis without management. The presiding director, for purposes of leading these meetings is Mr. Gray, the Chairman of the Board.
Communications between Stockholders and the Board
Stockholders may send communications to the Company’s directors as a group or individually, by writing to those individuals or the group: c/o the Corporate Secretary, 311 West Monroe Street, Suite 1000, Chicago, Illinois 60606. The Corporate Secretary will review all correspondence received and will forward all correspondence that is relevant to the duties and responsibilities of the Board or the business of the Company to the intended director(s). Examples of inappropriate communication include business solicitations, advertising and communication that is frivolous in nature, relates to routine business matters (such as product inquiries, complaints or suggestions), or raises grievances that are personal to the person submitting the communication. Upon request, any director may review communication that is not forwarded to the directors pursuant to this policy.
The Board has adopted a policy for submitting concerns regarding the Company’s accounting or auditing matters. Reports may be sent to the Audit Committee through one of the following means: (1) calling the Company’s Ethics Hotline at 1-866-240-0706, which is available 24 hours per day, 365 days per year, and leaving a recorded message, (2) writing to the Audit Committee, c/o the Corporate Secretary of optionsXpress Holdings, Inc. at 311 West Monroe Street, Suite 1000, Chicago, Illinois 60606, or (3) submitting a report online via the Company’s intranet. In each case, reports will be received by the Company’s Chief Compliance Officer who will forward the message to the Audit Committee where warranted. The confidentiality of all reports will be maintained to the extent consistent with law.
Committees of the Board of Directors
Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition, duties and responsibilities of these committees are set forth below. Committee members hold office for a term of one year. The written charters for each committee described below appear on our website at www.optionsXpress.com/investor.
Audit Committee. The Audit Committee is responsible for (1) the appointment, compensation, retention and oversight of the work of the independent auditors engaged for the purpose of preparing and issuing an audit report; (2) reviewing the independence of the independent auditors and taking, or recommending that our Board take, appropriate action or oversee their independence; (3) approving, in advance, all audit and non-audit services to be performed by the independent auditors; (4) overseeing our accounting and financial reporting processes and the audits of our financial statements; (5) establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal control or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; (6) engaging independent counsel and other advisors as the Audit Committee deems necessary; (7) determining compensation of the independent auditors, compensation of advisors hired by the Audit Committee and ordinary administrative expenses; (8) reviewing and assessing the adequacy of a formal written charter on an annual basis; and (9) handling such other matters that are specifically delegated to the Audit Committee by our Board from time to time.
Our Audit Committee consists of Mr. Fradkin, as chair, Mr. Evans and Mr. Wald, each of whom satisfies the Audit Committee independence requirements of the Nasdaq Global Market and the Securities and Exchange Commission. Our Board has determined that Mr. Fradkin and Mr. Evans each qualifies as an “Audit Committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. The committee held 13 meetings in 2010.
Compensation Committee. The Compensation Committee is responsible for (1) determining, or recommending to our Board for determination, the compensation and benefits of all of our executive officers; (2) reviewing our compensation and benefit plans to ensure that they meet corporate objectives; (3) administering our stock plans and other incentive compensation plans; and (4) such other matters that are specifically delegated to the Compensation Committee by our Board from time to time. Our Compensation Committee currently consists of Mr. Wald, as chair, Mr. Evans, Mr. Gray, and Mr. Soenen, each of whom satisfies the independence requirements of the Nasdaq Global Market. The committee held 7 meetings in 2010.
Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee’s purpose is to assist our Board by identifying individuals qualified to become members of our Board consistent with criteria set by our Board and to develop our corporate governance principles. This committee’s responsibilities include: (1) selecting, or recommending to our Board for selection, nominees for election to our Board; (2) making recommendations to our Board regarding the size and composition of the Board, committee structure and makeup and retirement procedures affecting Board members; (3) monitoring our performance in meeting our obligations of fairness in internal and external matters and our principles of corporate governance; and (4) such other matters that are specifically delegated to the Nominating and Corporate Governance Committee by our Board from time to time. Our Nominating and Corporate Governance Committee consists of Mr. Gray, Mr. Fradkin, and Mr. Evans, each of whom satisfies the independence requirements of the Nasdaq Global Market. The committee held 1 meeting in 2010.

When identifying director nominees, the Board considers the qualifications and skills represented on the Board. One of the considerations evaluated by the Board is the diversity of experience and background of directors. This consideration is broad, and is consistent with our company’s non-discrimination policies, and includes diversity of skill sets and experience as well as background, including race and gender. The Board seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and its stockholders. There are no specific minimum qualifications that the nominating committee believes must be met by a nominee; however, desired qualities to be considered include: high-level leadership experience in business or administrative activities and significant accomplishments related thereto; breadth of knowledge about issues affecting the Company; proven ability and willingness to contribute special competencies to Board activities; personal integrity; loyalty to the Company and concern for its success and welfare; willingness to apply sound and independent business judgment; awareness of a director’s vital role in assuring the Company’s good corporate citizenship and corporate image; no present conflicts of interest; availability for meetings and consultation on Company matters; enthusiasm about the prospect of serving; and willingness to assume broad fiduciary responsibility.
The Nominating and Corporate Governance Committee considers all recommended nominees for election as directors of the Company, including all nominees recommended by stockholders, in accordance with the mandate contained in its charter. In evaluating candidates, the committee considers the person’s judgment, skills, experience, age, independence, understanding of the Company’s business or other related industries as well as the needs of the Board, and will review all candidates in the same manner, regardless of the source of the recommendation. The Nominating and Corporate Governance Committee will select qualified candidates and review its recommendations with the Board.
The Company has not paid a fee to any third party to identify or assist in identifying or evaluating potential nominees.
Corporate Governance Guidelines
The Board adopted a set of Corporate Governance Guidelines, which, among other things, set forth the Company’s expectations and policies with respect to the roles and responsibilities of the Board, director affiliations and conflicts, director compensation, standards of director conduct, and the qualifications and other criteria for director nominees. The Nominating and Corporate Governance Committee is responsible for periodically reviewing and reassessing the adequacy of these guidelines and recommended changes to the Board for approval. The current guidelines are published on the Company’s website at www.optionsxpress.com/investor.
Code of Business Conduct and Ethics
The Company’s employees, officers and directors are required to abide by the Company’s Code of Business Conduct and Ethics (the “Code of Ethics”), which is intended to ensure that the Company’s business is conducted in a consistently legal and ethical manner. The Code of Ethics covers all areas of professional conduct, including, among other things, conflicts of interest, fair dealing and the protection of confidential information, as well as strict compliance with all laws, regulations and rules. Any waiver of the policies or procedures set forth in the Code of Ethics in the case of officers or directors may be granted only by the Board and must be promptly disclosed as required by law or the rules and regulations of the Nasdaq Global Market. The full text of the Code of Ethics is published on our website at www.optionsxpress.com/investor. You may also obtain a copy at no cost by contacting our Chief Financial Officer at our principal executive offices, 311 West Monroe Street, Suite 1000, Chicago, Illinois 60606.

EXECUTIVE OFFICERS
The following table sets forth information with respect to our Executive Officers.

Name and Age	Position	Background
David A. Fisher, 42	Chief Executive Officer	Mr. Fisher has served as our Chief Executive Officer since October 2007 and as our President since March 2007. Prior to that Mr. Fisher served as our Chief Financial Officer beginning in August 2004. From March 2001 to July 2004, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works, a national quick service restaurant chain. Prior to that, Mr. Fisher served as Chief Financial Officer and Secretary of Prism Financial Corporation, a publicly-traded, nationwide consumer financial services company, from August 1997 to February 2001. Mr. Fisher currently serves as an Off-Floor (industry) Director of CBOE Holdings, Inc. and the Chicago Board Options Exchange. Mr. Fisher is a member of the Illinois Bar.

Adam J. DeWitt, 38	Chief Financial Officer	Mr. DeWitt has served as our Chief Financial Officer since March 2007. Previously, Mr. DeWitt held the position of Vice President of Finance where he managed financial reporting, budgeting, investor relations and corporate development. Prior to joining us in March 2005, he held a similar position at JPMorgan Chase from December 2001. Mr. DeWitt currently serves as a member of the Board of Directors of the Joffrey Ballet.

Ned W. Bennett, 68	Executive Vice Chairman	Mr. Bennett has served as our Executive Vice Chairman since March 2007. Mr. Bennett was our Chief Operating Officer from our inception to March 2007 and has been Chief Executive Officer of optionsXpress, Inc. since August 2000. Mr. Bennett has served as a member of our Board since our inception. From July 1997 to May 1999, Mr. Bennett served in various positions at Dreyfus Brokerage Services, Inc. (Pacific Brokerage Services), including Chief Operating Officer. Mr. Bennett served as the Chief Executive Officer and Chief Operating Officer of ED&F Man International Services Inc. from December 1994 to July 1997 and served as President and Chief Executive Officer of Geldermann Securities, a ConAgra company, from November 1987 to December 1994, when the firm was purchased by ED&F Man International Inc.

Peter J. Bottini, 41	Executive Vice President Trading and Customer Service	Mr. Bottini has served as our Executive Vice President Trading and Customer Service since he joined the Company in August 2002. From March 2000, he ran the designated primary market maker function at G-Bar Limited Partnership. From April 1993, Mr. Bottini was a market maker on the floor of the Chicago Board of Options Exchange. Mr. Bottini serves on the Securities Industry and Financial Markets Association Options Committee.

Kirk L.F. Chartier, 47	Chief Marketing Officer	Mr. Chartier was appointed Chief Marketing Officer in January 2010. Mr. Chartier has over 20 years of international leadership experience ranging from start-ups to Fortune 500 companies and the United States Marine Corps. Prior to joining optionsXpress, Mr. Chartier was a partner with the Zyman Group, a blue chip marketing and business strategy consulting company, where he helped develop and manage leading brands like Dell, Blockbuster, Wachovia, EDS, AOL and Safeco. Prior to the Zyman Group, Mr. Chartier held senior management positions at market leaders such as General Electric, Goodman & Company and Answerthink, Inc.

Thomas E. Stern, 65	Chief Administrative Officer	Mr. Stern has served as our Chief Administrative Officer since inception and has served as Chief Financial Officer of optionsXpress, Inc. since December 2001. Mr. Stern also serves as Chief Financial Officer of brokersXpress LLC. Prior to that, he served as President and Chief Operating Officer of EZ Stocks, Inc., a NASD member firm, from February 2000 to November 2001 and as Senior Managing Director of Regal Discount Securities from January 1999 to January 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers, directors and greater than 10% owners file reports of ownership and changes of ownership of common stock with the Securities and Exchange Commission and the Nasdaq Global Market. Based on a review of the ownership reports filed with the Securities and Exchange Commission during 2010 and representations and information provided to us by persons required to make such filings, the Company believes that all Section 16(a) filing requirements were met during the year, except for Board member and NEO Form 4 filings which were made on February 14, 2011 reflecting the equitable adjustments to outstanding option grants related to the special dividend paid on December 27, 2010, including the Form 4/A filing made on April 26, 2011 reflecting shares acquired by David Fisher through a dividend reinvestment plan.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
The Compensation Discussion and Analysis (CD&A) provides a narrative overview of our executive compensation philosophy, programs and policies. It is intended to highlight for investors material information relating to our executive compensation programs and includes analysis on the compensation earned by our named executive officers (NEOs) as detailed in the executive compensation tables. The NEOs include individuals who served as optionsXpress’ Chief Executive Officer, Chief Financial Officer, as well as the other three most highly compensated executive officers of optionsXpress during fiscal 2010.
Compensation-related Governance and Role of the Compensation Committee
Committee Membership and Charter. During 2010, the Compensation Committee was comprised of S. Scott Wald, Bruce R. Evans, James A. Gray, and Michael J. Soenen, each of whom is expected to serve on the committee through 2011. Each of the members is considered “independent” according to the Nasdaq listing requirements, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934. The Compensation Committee has overall responsibility for evaluating the executive compensation plans, policies, and programs of optionsXpress and recommending such plans, policies and programs to the full Board. The Compensation Committee determines the compensation of the Chief Executive Officer and also reviews and recommends to the Board for approval the salaries and bonuses for our other executive officers. Further, the Compensation Committee oversees the design and administration of equity-based compensation plans and programs. We have adopted a written charter for the Compensation Committee, which sets forth the Compensation Committee’s duties and responsibilities. Our current charter is available on our website at www.optionsXpress.com/investor.
Role of Executives in Committee Meetings. The Chief Executive Officer and the Chief Financial Officer attend most meetings. The Chief Executive Officer and the Chief Financial Officer, working closely with the Compensation Committee Chair, are responsible for the administrative aspects of all meetings, including taking the official meeting minutes and preparing the meeting agendas. The Compensation Committee relies upon Mr. Fisher’s assessment of each executive’s individual performance (with the exception of Mr. Fisher’s performance). As part of his evaluation, Mr. Fisher consults with each executive officer at the beginning and end of each year. Management also plays an important role in preparing and recommending an annual budget and other business performance targets.
Role of Compensation Consultants. The Compensation Committee’s charter gives it the authority to hire outside consultants to further its objectives and responsibilities. In 2007, the Compensation Committee engaged Pearl Meyer & Associates, a compensation consulting firm, to assess the effectiveness and structure of our overall executive compensation program and to assist in the development of a new equity plan for implementation in 2008 that would be competitive in attracting and retaining key executives. In 2009, the Compensation Committee engaged The Delves Group, a compensation consulting firm, to assess the effectiveness and structure of our Board of Directors compensation program. In 2010, the Compensation Committee engaged the Delves Group to assess our executive compensation levels and structure. In addition, the Compensation Committee reviews compensation survey data from Equilar, a compensation consulting firm, to help the Compensation Committee compare optionsXpress’ executive compensation to that of its peers.
Timing of Equity Incentive Grants. Executives typically receive their annual equity awards the day following the first quarter Compensation Committee meeting, which has typically occurred in the latter half of February. In 2011, the grant date was February 10, 2011. Non-executive employee annual grants are typically made the first day of each calendar quarter, depending on the hire date anniversary for each employee. Directors typically receive their annual equity grants the day following the annual meeting.

Stock Ownership Policy
In 2006, the Board, upon the Compensation Committee’s recommendation, adopted a Stock Ownership Policy for our directors and executives, including our NEOs, to ensure that they have a meaningful economic stake in optionsXpress. Share ownership by our directors and officers is very important for optionsXpress. It demonstrates senior management’s commitment in our Company to our investors, employees, customers and other key constituencies.
The Compensation Committee annually reviews each executive’s compensation and stock ownership levels to review if levels are appropriate or to make adjustments. The Compensation Committee requires that executives have direct ownership of our common stock in at least the following amounts:

	Minimum Ownership Requirements
	(Lesser of 2)
Title	Number of Shares	Multiple of Base Salary
Chief Executive Officer	50,000	3	x
President	20,000	2	x
Executive Vice Chairman	20,000	2	x
Chief Financial Officer	20,000	2	x
Executive Vice President with Base Salary >$150,000	5,000	1	x
Executive Vice President with Base Salary <$150,000	3,000	1	x
Executives have five years from the time of adoption of the policy to comply with the ownership requirements. Newly hired or promoted executives have five years from their date of hire or promotion to attain the ownership requirement. Under the policy, the following items are considered for purposes of calculating the stock ownership of an executive:
•	common stock owned (or beneficially owned) by the executive, including shares acquired upon exercise of stock options or acquired through optionsXpress’ Employee Stock Purchase Plan; and

•	time vesting deferred shares, whether vested or not.

•	Unexercised and/or unvested stock options are not counted towards satisfaction of stock ownership requirements.
Until an executive achieves the applicable stock ownership requirement, the executive shall be required to retain shares having a value equal to at least 75% of the after-tax gain recognized with respect to his exercise of stock options, sale of vested deferred shares or other disposition with respect to any equity awards granted under optionsXpress’ equity incentive plans. The number of shares to be retained will be determined based on the value of the shares on the date of sale, rounded to the nearest whole share.
The Compensation Committee reviews stock ownership for executives annually to determine if they have satisfied the ownership requirements. If an executive does not meet the stock ownership requirements, the Compensation Committee may limit future equity awards made to such person, require all stock attained through company grants of equity be retained until the guidelines are satisfied, or take any other action the Compensation Committee deems appropriate. There may be instances in which the stock ownership requirements would place an undue hardship on an executive or prevent an executive from complying with a court order, such as a divorce settlement. In such a circumstance, the Compensation Committee may consider such hardship and grant additional transitional relief.
Compensation Philosophy and Objectives
Our compensation program is designed to reward executives based on favorable individual performance and favorable Company financial results. Compensation policies and plans (including benefits) are designed to attract and retain top quality and experienced executives by providing the opportunity to earn competitive cash compensation based on companywide, departmental and individual performance, plus the opportunity to accumulate stock-based wealth commensurate with the long-term growth and value created for our stockholders. optionsXpress strives to create an entrepreneurial environment where its employees feel valued and rewarded for their contributions to our sustainable growth plan. Ultimately, our compensation program attempts to align the interests of our management team with those of our stockholders.

In structuring a compensation program that will responsibly implement these principles, we consider the following objectives:
•	attracting and retaining individuals critical to the long-term success of optionsXpress;

•	rewarding the achievement of our strategic initiatives and short- and long-term goals;

•	compensation should appropriately reflect differences in position and responsibility;

•	a substantial portion of total compensation should be contingent on, and variable with, companywide, departmental and individual performance;

•	compensation should be reasonable; and

•	the compensation program should be understandable and transparent.
Compensation Factors
General. The Compensation Committee’s decisions regarding each NEO are based, in part on the Compensation Committee’s subjective judgment and take into account individual qualitative factors and quantitative company performance factors, set forth in the discussion below. In reviewing an NEO’s compensation, the Compensation Committee considers and evaluates all components of the officer’s total compensation package. In setting total compensation, a consistent approach is applied for all NEOs. Based on this review, the Compensation Committee concluded the NEOs’ total compensation (including compensation not yet paid) is appropriate and reasonable in the aggregate both in terms of absolute dollars and relative to corporate and individual performance.
Corporate Performance. In establishing executive compensation, the Compensation Committee measures optionsXpress’ performance compared to management’s and the Board’s goals and objectives, including an annual budget, as well as to our peer group’s performance. optionsXpress has embraced the principle of establishing aggressive but achievable company performance goals as a key part of its compensation philosophy. The Compensation Committee believes that using optionsXpress’ performance as a factor in determining NEO’s compensation is effective in helping to align their interests with those of our stockholders. With that in mind, the Compensation Committee has focused on performance versus key financial and operating performance criteria, such as net income excluding interest income, interest income, account growth and customer asset growth. For purposes of peer analysis in assessing relative company performance, optionsXpress considers its peers to be other publicly-traded online brokers, which include Charles Schwab & Co., Inc., E*TRADE Group, Inc., TD Ameritrade, Inc., and TradeStation Group, Inc. The Compensation Committee reviews the list of peer group companies annually.
Benchmarking. In establishing the compensation of the NEOs, the Compensation Committee utilizes market data regarding the compensation practices of other companies of similar size and business. The Compensation Committee believes that benchmarking is useful to stay competitive in the marketplace and for attracting and retaining qualified executives. While the Compensation Committee believes that it is prudent to consider benchmarking in determining compensation practices, it does not set strict parameters using this data. In particular, the Compensation Committee does not target compensation levels to any particular data point or percentile of the benchmark data. Rather, the Compensation Committee uses benchmarking data to ensure that executive compensation is not inconsistent with appropriately defined peer organizations. Moreover, while benchmark data is one of the factors the Compensation Committee considers in exercising its judgment it does not do so by utilizing any particular quantitative analysis, but instead takes such data into consideration when determining compensation. In this way, the Compensation Committee stays abreast of current trends and levels of compensation without allowing benchmark data to drive the decision process.
The peer group the Compensation Committee used to benchmark compensation is comprised of 14 financial service and online commerce firms (including Blue Nile Inc., CBOE Holdings, Inc., Drugstore.com Inc., GFI Group Inc., Investment Technology Group Inc, Knight Capital Group, Inc., MarketAxess Holdings Inc., Morningstar, Inc., Sanders Morris Harris Group Inc., Orbitz Worldwide, Inc., PetMed Express Inc., TradeStation Group, Inc., United Online, Inc., and ValueClick, Inc.) with revenues between $125 million and $1.1 billion in 2010 and market capitalizations between $209 million and $1.4 billion as of December 31, 2010. In 2010, the Compensation Committee reevaluated the peer group and decided to increase the representation of online commerce companies, in addition to financial services companies, to better represent the talent pool from which the Company would likely recruit.

Individual Performance. When evaluating an executive’s individual performance, the Compensation Committee relies upon Mr. Fisher’s assessment of individual qualitative performance (other than his own), as well as the Compensation Committee’s and other Board members’ own assessment from their interactions with executives throughout the year. The assessment considers the executive’s efforts, including to potentially varying degrees for each NEO: management and mentoring of their respective departments, personal growth as a manager, leadership role in the overall Company, support of the Company’s growth and profitability and dedication to the Company. Individual performance for executives other than Mr. Fisher is evaluated by Mr. Fisher in consultation with each executive and the Compensation Committee. With respect to Mr. Fisher and Mr. Bennett, in light of their positions, the Compensation Committee generally focuses on company-wide performance rather than specific individual performance criteria.
Elements of Executive Compensation.
Our executive compensation program has three primary elements: base salary, annual performance-based bonuses, and long-term equity incentives. These primary elements are supplemented by the opportunity to participate in benefit plans that are generally available to all of our full-time employees. We believe these components work in unison to provide a reasonable and well-balanced mix of both cash and non-cash compensation as well as short-term and long-term compensation to provide appropriate incentives and motivation for our NEOs and to meet our compensation philosophy and objectives discussed above.
Base Salary. We provide NEOs with base salaries to provide them a basic level of income within the range that executives in similar positions at other peer companies receive, taking into account the individual’s performance, experience and specific responsibilities at the company. We believe this is consistent with competitive practices and will help ensure we retain qualified leadership in those positions. In setting these salary levels for individual NEOs, we consider:
•	the compensation philosophy and guiding principles described above;

•
the base salary paid to the officers at companies in the peer group described above (although, as more fully described above, the Compensation Committee does not target compensation to any particular data point or percentile);

•	the overall professional experience, background and industry knowledge of the NEO and the quality of the NEO’s performance and effectiveness of his or her leadership at optionsXpress; and

•	all of the components of executive compensation, including base salary, bonus, stock options and deferred share awards, and benefits.

				2011	2010	2011
Executive	Position	2009 Rate	2010 Rate	Projected Rate	% Increase	% Increase
David A. Fisher	Chief Executive Officer	$500,000	$500,000	$530,000	0%	6%
Adam J. DeWitt	Chief Financial Officer	$260,000	$275,000	$287,500	6%	5%
Ned W. Bennett	Executive Vice Chairman	$375,000	$375,000	$385,000	0%	3%
Peter Bottini	EVP Trading and
	Customer Service	$325,000	$325,000	$325,000	0%	0%
Kirk L.F. Chartier (1)	Chief Marketing Officer	NA	$300,000	$300,000	NA	0%

Average		$365,000	$355,000	$365,500	-3%	3%

(1)	Mr. Chartier’s employment began in January 2010.
The Compensation Committee reviews the salaries of its NEOs annually based on the factors described above as well as qualitative criteria described in “Compensation Factors: Individual Performance.” For 2010, our average NEO base salary was $355,000 compared to the average base salary of NEOs at our peer group of $393,396 for the most recently reported period. In setting 2011 base salaries for NEOs, the Committee considered optionsXpress’ performance in 2010, the NEOs’ performance in 2010, and any changes in responsibilities.
Performance-Based Annual Bonus. A substantial portion of total direct compensation is allocated to variable, performance-based incentives in the form of an annual bonus. This is done to link executive compensation closely to the achievement of targeted results and performance. As a result of this emphasis on performance-based incentives, it is expected that there will be variability in executive pay year to year.

Our bonuses for our NEOs are administered under our annual Employee Bonus Plan which is typically approved by the Compensation Committee in the first quarter of each fiscal year. For fiscal 2010, the Compensation Committee adopted the 2010 Employee Bonus Plan that generally provided that NEOs were able to earn a baseline target bonus (specified as a percentage of his or her base salary) that adjusted on a sliding scale based on a combination of quantitative factors and the achievement of certain qualitative goals:
2010 Quantitative Factors:
•	the Company’s actual net income excluding interest income (net of tax impact) compared to budget;

•	interest income compared to budget;

•	account growth and net income growth compared to competitors; and

•	customer asset growth compared to market indices;
2010 Qualitative Goals:
•	drive customer growth through brand differentiation;

•	improve customer communication and touch points to drive higher engagement;

•	finish major development projects for the year;

•	develop and promote innovative channels for customers to access our brokerage platform; and

•	retain key employees and improve bench strength where appropriate without adding significant costs
Pursuant to the 2010 Employee Bonus Plan, the quantitative factors account for 60% of the bonus target and the qualitative goals account for 40% of the target bonus. For the quantitative factors, net income excluding interest income compared to budget and interest income compared to budget accounted for 15% and 9% of the target bonus, respectively. The factors related to account growth compared to peers, net income growth compared to peers, and customer asset growth compared to market indices each accounted for 12% of the target bonus. The Compensation Committee’s assessment of the qualitative factors listed above accounted for the remaining 40%.
Each factor individually results in a range of possible bonus target adjustments. The total combined range of potential adjustments including all factors and goals under the 2010 Bonus Plan was 0% to 135% of each NEO’s respective baseline target bonus. Based on the Company’s performance in 2010 including the Compensation Committee evaluation of how the NEO’s performed relative to the qualitative goals, the bonus target for NEOs was eligible to be set at 37%-93% of their original target and the Compensation Committee set the bonus target for NEOs at 68.5%.
The calculation of the quantitative portion of the target bonus was as follows:
Our target for net income excluding interest income (net of tax impact) performance (“adjusted net income”) was based on our 2010 annual budget. For adjusted net income, the bonus adjustment was based on actual adjusted net income for 2010 with a sliding scale (and range of payout adjustments) ranging from $45 million of adjusted net income (associated with a 50%-70% adjustment) to $79 million of adjusted net income (associated with a 150%-170% adjustment). Results below the $45 million scale minimum are associated with an adjustment of 0%-50%. Actual net income excluding interest income (net of tax impact) was $40 million and was associated with a 0%-50% adjustment of target bonus.
Our target for interest income performance was based on our 2010 annual budget. For interest income, the bonus adjustment was based on actual interest income for 2010 with a sliding scale (and range of payout adjustments) ranging from $16 million of interest income (associated with a 50%-70% adjustment) to $29 million of interest income (associated with a 150%-170% adjustment). Actual interest income was $18 million and was associated with a 60%-80% adjustment of target bonus.

The peer group used to compare account growth included Ameritrade, E*Trade, Charles Schwab and Tradestation. For account growth, the bonus adjustment was based on actual account growth for 2010 with a sliding scale (and range of payout adjustments) ranging from -2.0% account growth compared to the average growth of the peer group (associated with a 50%-70% adjustment) to +6.0% account growth compared to the average growth of the peer group (associated with a 130%-150% adjustment). Actual account growth was 4.6% higher than the average growth of the peer group and was associated with a 110%-130% adjustment of target bonus.
The peer group used to compare net income growth included Ameritrade, Charles Schwab and Tradestation. For net income growth, the bonus adjustment was based on actual net income growth for 2010 with a sliding scale (and range of payout adjustments) ranging from -5.0% net income growth compared to the net income growth of the peer group (associated with a 50%-70% adjustment) to +15.0% asset growth compared to the average growth of the peer group (associated with a 130%-150% adjustment). Actual net income growth was 8.4% higher than the average growth of the peer group and was associated with a 100%-120% adjustment of target bonus.
Market indices used to compare customer asset growth are the Dow Jones Industrial Average Index, Standard and Poor’s 500 Index, NASDAQ Index and Russell 2000 Index. For customer asset growth, the bonus adjustment was based on actual customer asset growth for 2010 with a sliding scale (and range of payout adjustments) ranging from -5.0% asset growth compared to the average growth of the market indices (associated with a 50%-70% adjustment) to +15.0% asset growth compared to the average growth of the market indices (associated with a 130%-150% adjustment). Actual customer asset growth was 5.0% lower than the average growth of market indices and was associated with a 50%-70% adjustment of target bonus.
The qualitative component of the bonus target is discretionary on the part of the Board and the range of possible adjustments is from 0% to 40%. At the end of 2010, the Board reviewed, with management, the Company’s progress against the specific qualitative goals outlined in the bonus plan and included their assessment when considering the range of possible bonus target adjustments.
The calculation of the range for the net bonus target adjustments is presented below:

	Metric		Adjustment		Bonus
Metric	Weight	X	Range	=	Adjustment
Net income excluding interest income (net of tax impact)	15%		0% to 50%		0% to 8%
+ Interest income	9%		60% to 80%		5% to 7%
+ Account growth	12%		110% to 130%		13% to 16%
+ Net income growth	12%		100% to 120%		12% to 14%
+ Customer asset growth	12%		50% to 70%		6% to 8%
+ Qualitative assessment	40%		0% to 100%		0% to 40%
				=
= Adjustment to baseline target bonus	100%				37% to 93%
Based on a range of possible range of 37%-93%, the Compensation Committee set the adjustment to the baseline target bonus at 68.5%, which was slightly higher than the mid-point of the range. The baseline target bonus for Mr. Bennett and Mr. Fisher for 2010 was 100% of their respective base compensation paid in 2010. The baseline target bonus for Mr. DeWitt, Mr. Bottini and Mr. Chartier for 2010 was 75% of their respective base compensation paid in 2010. The target bonus is also further adjusted for each employee based on individual performance against the criteria described in “Compensation Factors: Individual Performance.” For 2010, our average NEO bonus was $223,807 compared to the average bonus of NEOs in 2009 of $196,752 and the average bonus of NEOs at our peer group of $628,168 for the most recently reported period.
The Compensation Committee approves payouts under the prior year’s bonus and performance goals, including target award levels, for the current year within the first 90 days of each calendar year. The quantitative targets and qualitative goals for the bonus plan are approved each year by the Compensation Committee, with consideration to our annual, Board-approved budget, prior year’s performance, market and economic conditions and other factors it deems pertinent.
Long-Term Equity Incentives. optionsXpress’ equity programs are designed to encourage a long-term focus on results, employee retention and stock ownership. By doing so we believe these programs help align employee and stockholder interests by promoting the creation of long-term value for our stockholders. At the same time, the Compensation Committee has carefully considered the impact of equity expensing, actions taken by optionsXpress’ peers with respect to long-term equity incentives and dilution and overhang levels. The programs consist of stock option grants and deferred share awards. All of our full-time employees participate in our equity incentive programs. optionsXpress uses an annual grant process for determining long-term incentive awards for its NEOs.
optionsXpress currently uses deferred shares and stock options as the two primary grant forms. optionsXpress believes both forms play an important role in attracting, retaining and motivating executives to focus on long-term value creation. optionsXpress uses stock options because stock options, granted at fair market value at the date of the grant, deliver value only when the stock price goes up, and thus when stockholders receive value. Stock option grants allow the NEOs to acquire shares of optionsXpress’ common stock, subject to the completion of a five-year vesting period (1/5th of the options become exercisable on each of the first five anniversary dates following the grant). These shares may be acquired at a fixed price per share (the fair market value on the grant date) and have a seven or ten-year term.

optionsXpress also uses deferred shares of stock because with deferred shares, executives receive full value of the shares upon vesting. Deferred shares enhance executive retention as a result of a forfeiture restriction in the event that the executives leave optionsXpress before the end of the stated vesting period. Deferred share grants to NEOs are subject to a five-year vesting period.
Stock option and deferred share award levels are determined based on peer analysis, individual performance and company performance, using the same criteria used in determining the performance-based annual bonuses, and vary among participants based on their positions within optionsXpress. Based on these factors, in the first quarter of each year, the Compensation Committee determines discretionary long-term equity incentive awards and allocations across the two grant forms for the NEOs, taking into account the Chief Executive Officer’s recommendation for awards other than his own. The stock awards and options awards set forth in the Summary Compensation Table reflect awards made through 2010. The Compensation Committee made awards for 2011 in February 2011 and those awards were disclosed in Form 4s filed with the SEC. Stock options are awarded with an exercise price equal to the Nasdaq’s closing price of optionsXpress’ common stock on the date of the grant. The Compensation Committee has never granted options with an exercise price that is less than the closing price of optionsXpress’ common stock on the grant date, nor has it granted options which are priced on a date other than the grant date. All fiscal 2010 and 2011 equity grants to NEOs were made under optionsXpress’ 2005 and 2008 Equity Incentive Plans.
Benefits, Perquisites and Other Compensation. All eligible employees, including NEOs, participate in our benefit programs. We provide health and welfare benefits, including subsidized medical and dental coverage, and maintain a 401(k) plan with a discretionary company match. While the Compensation Committee reviews and monitors the level of other compensation offered to the NEOs, the Compensation Committee typically does not adjust the level of benefits offered on an annual basis. In general, the Compensation Committee believes that benefits and perquisites for NEOs should be very limited in scope and value and reflective of similar perquisites from competitive employers both in the industry and the region. Due to this philosophy, optionsXpress has only provided benefits to executives that are available to all full time employees with very limited exceptions and we plan to continue this approach in the future.
Pension Plan. optionsXpress does not have a pension plan and does not anticipate creating such a plan in the future.
Post-Termination Compensation. We have entered into agreements with Mr. Fisher, Mr. Bennett, Mr. Bottini, Mr. Chartier and Mr. DeWitt that provide them compensation under certain circumstances in the event of their termination and/or a change in control. The Compensation Committee has measured these severance payments against the compensation peer group described above under “Compensation Factors: Benchmarking” and general industry practices and believes they are reasonable when measured against the peers in light of the objective of retaining talented executives. More detail on these severance arrangements is set forth under the caption “Potential Payments Upon Termination or Change in Control.”
Compensation Recovery Policy
In 2006, the Compensation Committee implemented a guideline for repayment of bonuses whereby the Compensation Committee may seek repayment of annual bonuses in the event that the optionsXpress’ financial statements are required to be restated as a result of fraud or other intentional misconduct on the part of the bonus recipient.
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code precludes a public corporation from taking a deduction for compensation in excess of $1 million in any taxable year for its Chief Executive Officer or any of its four other highest paid executive officers, unless certain specific and detailed criteria are satisfied. The Compensation Committee considers the anticipated tax treatment to optionsXpress and the executive officers in its review and establishment of compensation programs and payments. The deductibility of some types of compensation payments can depend upon the timing of an executive’s vesting or exercise of previously granted rights. While reserving our right to offer such compensation arrangements as may from time to time be necessary to attract and retain top-quality management, the Compensation Committee intends generally to structure such arrangements, where feasible, so as to minimize or eliminate the impact of the limitations of Section 162(m).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We have employment agreements with David Fisher, Peter Bottini and Adam DeWitt that contain severance provisions in the event of a termination. If we terminate the employment of any of these executives without cause or if any of them resigns with good reason, the executive will be entitled to receive his then current base salary for a period of twelve months (eighteen months for Mr. Fisher) following his termination, a pro rata portion of his annual target bonus for the year in which the termination occurred, an amount equal to one times (one and one-half times for Mr. Fisher) the then current target bonus adjusted for the executive’s average percentage payout for the previous three fiscal years which will be paid in equal installments for a period of twelve months (eighteen months for Mr. Fisher) following the executive’s termination, and the immediate vesting of 50% of all unvested deferred shares and stock options.
In the event that an executive’s termination without cause or resignation with good reason occurs three months before or twelve months after a change in control, each executive will be entitled to receive his then current base salary for a period of eighteen months (twenty-four months for Mr. Fisher) following his termination, a pro rata portion of his annual target bonus for the year in which the termination occurred, and an amount equal to one and one-half times (two times for Mr. Fisher) the then current target bonus adjusted for the individual’s average percentage payout for the previous three fiscal years which will be paid in equal installments for a period of eighteen months (twenty-four months for Mr. Fisher) following his termination.
We have an employment agreement with Ned Bennett that contains severance provisions in the event of a termination. If we terminate the employment of Mr. Bennett without cause or if he resigns with good reason, he will be entitled to receive his then current base salary for a period of twelve months following his termination.
We have an employment agreement with Mr. Chartier that contains severance provisions in the event of a termination. If we terminate the employment of Mr. Chartier without cause, he will be entitled to receive his then current base salary for a period of twelve months following his termination.
In addition to the payments above in the event of termination in connection with a change in control, certain unvested deferred shares and options granted to senior executives become vested upon a change in control.
Also in addition to the payments detailed above, each executive except for Messrs. Chartier and Bennett, is eligible to receive medical benefits until payments under the severance provisions are complete, provided however, that coverage shall terminate if the executive becomes eligible for employer-provided coverage during the time period.
Each executive is subject to confidentiality, non-compete and non-solicitation provisions of the employment agreements. The non-compete and non-solicit provisions of the agreements remain in effect until payments to the executive under the severance provisions are complete, with non-solicit provisions remaining for a minimum of twenty-four months following termination for Mr. Fisher. In addition, we have the option to extend the non-compete and non-solicitation periods for up to twenty-four additional months for Mr. Bennett, subject to certain conditions.
The table below contains a summary of estimated cash, deferred shares and option severance payments for each executive in the case of a termination and/or change in control on December 31, 2010.

			Accelerated Stock and Option Vesting
			Upon Termination w/o				Upon Termination w/o cause
			cause(1)		Upon Change in Control		with Change in Control
	Cash Severance			Deferred		Deferred		Deferred
	Upon	Upon Termination	Stock Options	Shares	Stock Options	Shares	Stock Options	Shares
	Termination	w/o cause with	(unvested and	(unvested and	(unvested and	(unvested and	(unvested and	(unvested and
	w/o cause	Change in Control	accelerated)	accelerated)	accelerated)	accelerated)	accelerated)	accelerated)
Name	(1)(3)(4)	(2)(3)(4)	(5)	(6)	(5)	(6)	(5)	(6)
David A. Fisher	$1,522,083	$2,201,667	$180,004	$1,033,593	$360,007	$2,067,186	$360,007	$2,067,186
Peter Bottini	$688,469	$937,703	$230,556	$142,754	$110,454	$69,575	$461,113	$285,507
Adam J. DeWitt	$586,901	$797,852	$40,348	$239,124	$80,695	$478,248	$80,695	$478,248
Ned W. Bennett	$375,000	$375,000	—	—	—	$109,690	—	$109,690
Kirk L.F. Chartier	$300,000	$300,000	—	—	—	—	$34,793	$78,350

1	Termination as of December 31, 2010 without cause or resignation with good reason.

2	Termination as of December 31, 2010 without cause or resignation with good reason within 3 months prior to or 12 months following a change in control.

3
As described above, one component of the cash severance payments for Messrs. Bottini, Fisher and DeWitt is based on historical percentage bonus payouts. The cash severance payments were estimated using actual bonus payout percentages from the three-year period 2007-2009.

4
Messrs. Bottini, Fisher and DeWitt also receive a prorated bonus based on their individual target bonus level and the amount of time prior to the termination during the calendar year in which they are terminated. The amounts of those pro rated bonuses had each executive been employed for a full year in 2010 would have been $190,000, $342,500 and $165,000, respectively.

5
The payments relating to stock options represent the value of unvested and accelerated stock options as of December 31, 2010, calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of optionsXpress common stock on December 31, 2010.

6
The payments relating to deferred shares represent the value of the unvested and accelerated stock as of December 31, 2010, calculated by multiplying the number of accelerated shares by the closing price of optionsXpress common stock on December 31, 2010.

COMPENSATION COMMITTEE REPORT
The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with our management. After such discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included into the Company’s Annual Report on Form 10-K.
Compensation Committee of the Board of Directors
Mr. S. Scott Wald, Chair
Mr. Bruce R. Evans
Mr. James A. Gray
Mr. Michael J. Soenen
SUMMARY COMPENSATION TABLE
The following table sets forth the compensation for our Chief Executive Officer, Chief Financial Officer and other three most highly compensated executive officers who served in such capacities in 2010 (who we refer to collectively as the “named executive officers” or “NEOs”).

							Change in
							Pension Value
						Non-Equity	and Non-qualified
				Stock	Option	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)	Earnings ($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
David Fisher	2010	$500,000	$342,500	$823,150	$—	$—	$—	$13,418	(8)	$1,679,068
Chief Executive Officer(4)	2009	$500,000	$310,000	$650,065	$217,454	$—	$—	$13,756		$1,691,275
	2008	$500,000	$357,500	$527,094	$514,957	$—	$—	$13,756		$1,913,308
Adam J. DeWitt	2010	$275,000	$165,000	$220,050	$—	$—	$—	$13,195	(9)	$673,245
Chief Financial Officer(5)	2009	$260,000	$155,610	$146,146	$48,740	$—	$—	$13,309		$623,805
	2008	$260,000	$156,000	$104,490	$103,374	$—	$—	$—		$623,864
Ned W. Bennett	2010	$375,000	$256,533	$—	$—	$—	$—	$—		$631,533
Executive Vice Chairman(6)	2009	$375,000	$240,000	$—	$—	$—	$—	$—		$615,000
	2008	$375,000	$267,768	$—	$—	$—	$—	$—		$642,768
Peter Bottini	2010	$325,000	$190,000	$146,700	$151,581	$—	$—	$13,418	(10)	$826,699
Executive Vice President	2009	$325,000	$178,750	$73,073	$220,266	$—	$—	$12,196		$809,285
Trading and Customer Service	2008	$325,000	$195,000	$99,846	$293,851	$—	$—	$—		$913,697
Kirk L.F. Chartier	2010	$300,000	$165,000	$88,250	$87,388	$—	$—	$—		$640,638
Chief Marketing Officer(7)

(1)	Bonus amounts represent payments under the 2008, 2009 and 2010 bonus plan that were paid in the first quarter of 2009, 2010 and 2011, respectively.

(2)	Amounts in column (e) reflect the total value of stock awards at the time of the grant for the fiscal years ended December 31, 2008, December 31, 2009 and December 31, 2010 in accordance with ASC718.

(3)	Amounts in column (f) reflect the total value of option awards at the time of the grant for the fiscal years ended December 31, 2008, December 31, 2009 and December 31, 2010 in accordance with ASC718.

(4)	Mr. Fisher was our Chief Financial Officer prior to March 2007 and our President prior to October 2007.

(5)	Mr. DeWitt was our Vice President of Finance prior to March 2007.

(6)	Mr. Bennett was our Chief Operating Officer prior to March 2007.

(7)	Mr. Chartier’s employment with the company began in January 2010.

(8)
All other compensation includes $8,738 in health care benefits and $4,680 for parking in 2010. The health care benefits include payments made on behalf of Mr. Fisher that were in excess of employer paid benefits generally provided to all salaried employees.

(9)
All other compensation includes $8,515 in health care benefits and $4,680 for parking in 2010. The health care benefits include payments made on behalf of Mr. DeWitt that were in excess of employer paid benefits generally provided to all salaried employees.

(10)
All other compensation includes $8,738 in health care benefits and $4,680 for parking in 2010. The health care benefits include payments made on behalf of Mr. Bottini that were in excess of employer paid benefits generally provided to all salaried employees.

GRANTS OF PLAN-BASED AWARDS
The following table shows the equity awards made to our NEOs in 2010. For additional information on our equity programs, see the section entitled “Compensation Discussion and Analysis.”

									All Other	All Other
									Stock	Option	Exercise	Grant
									Awards:	Awards	or Base	Date Fair
						Estimated Future Payouts			Number of	Number of	Price of	Value of
			Estimated Future Payouts			Under Equity Incentive			Shares of	Securities	Option	Stock and
		Date	Under Non-Equity Incentive Plan Awards			Plan Awards			Stock or	Underlying	Awards	Option
	Grant	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	($)	Awards
Name	Date	Approved	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	(share)	($)(1)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
David A. Fisher	3/4/2010	2/10/2010	—	—	—	—	—	—	50,500	—	$—	$823,150
Adam J. DeWitt	3/4/2010	2/10/2010	—	—	—	—	—	—	13,500	—	$—	$220,050
Ned W. Bennett	NA	NA	—	—	—	—	—	—	—	—	$—	$—
Peter Bottini	3/4/2010	2/10/2010	—	—	—	—	—	—	9,000	32,584	$12.71	$298,281
Kirk L.F. Chartier	4/26/2010	1/4/2010	—	—	—	—	—	—	5,000	18,216	$13.76	$175,638

(1)	The amounts in column (l) reflect the total value of the 2010 stock and option awards at the time of the grant in accordance with ASC718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information concerning the exercisable and unexercisable stock options at December 31, 2010 held by the individuals named in the summary compensation table:

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
			Equity					Plan	Awards:
			Incentive					Awards:	Market or
			Plan					Number of	Payout
	Number of	Number of	Awards			Number of		Unearned	Value of
	Securities	Securities	Number of			Shares or		Shares, Units or	Unearned
	Underlying	Underlying	Securities			Units of	Market Value	Other	Shares,
	Unexercised	Unexercised	Underlying	Option		Stock That	of Shares or	Rights	Units or
	Options	Options	Unexercised	Exercise	Option	Have Not	Units of Stock	That	Other Rights
	(#)	(#)(1)	Unearned	Price	Expiration	Vested	That Have Not	Have	That Have
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	Vested ($)(1)(2)	Not Vested (#)	Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David A. Fisher	—	—	—	—		131,920	$2,067,186	—	—
	150,344	—	—	8.36	7/15/2014			—	—
	38,485	—	—	12.86	1/26/2015			—	—
	25,656	6,415	—	23.99	2/29/2016			—	—
	19,242	12,829	—	18.18	3/20/2017			—	—
	27,606	41,411	—	18.80	2/22/2015			—	—
	11,904	47,620		8.11	2/25/2016
Adam J. DeWitt	—	—	—	—		30,520	$478,248	—	—
	32,071	—	—	12.44	3/28/2015			—	—
	2,566	—	—	14.80	10/3/2015			—	—
	4,618	1,155	—	16.37	6/27/2016			—	—
	3,848	2,566	—	18.18	3/20/2017			—	—
	5,542	8,313	—	18.80	2/22/2015
	2,668	10,674		8.11	2/25/2016
Ned W. Bennett	—	—	—	—		7,000	$109,690	—	—
	3,208	—		0.75	3/1/2013			—	—
	35,919	8,980		23.99	2/29/2016			—	—
	9,236	6,158		18.18	3/20/2017			—	—
Peter Bottini	—	—	—	—		18,220	$285,507	—	—
	3,849	—	—	11.18	6/22/2015			—	—
	3,849	1,283	—	16.37	6/27/2016
	2,309	1,540	—	19.89	7/2/2017			—	—
	15,752	23,631	—	18.80	2/22/2015
	12,058	48,236		8.11	2/25/2016
	—	32,584		12.71	3/4/2017
Kirk L.F. Chartier	—	—	—	—		5,000	$78,350	—	—
	—	18,216	—	13.76	4/26/2017

(1)
Except as indicated and subject to acceleration or termination in certain circumstances, stock options grants and deferred stock grants vest 20% per year over five years beginning on the first anniversary of the grant date.

(2)	Based on the Nasdaq’s closing price of optionsXpress’ common stock on December 31, 2010 of $15.67.

OPTION EXERCISES & STOCK VESTED
The following table sets forth information concerning the exercise of options and vesting of deferred shares in 2010 for the individuals named in the summary compensation table:

	Option Awards		Stock Awards
	Number of
	Shares	Value	Number of	Value
	Acquired on	Realized	Shares Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
David A. Fisher	—	—	26,240	$417,010
Adam J. DeWitt	—	—	4,980	$79,145
Ned W. Bennett	—	—	5,000	$80,350
Peter Bottini	—	—	2,640	$41,422
Kirk L.F. Chartier	—	—	—	—
PENSION BENEFITS
We are required to disclose information, in a tabular format, regarding any plans that provide for retirement payments or benefits other than defined contribution plans. We have never had any such benefit plan and do not anticipate creating any such plan in the future. As a result, we have omitted this table.
NON-QUALIFIED DEFERRED COMPENSATION
We are required to disclose information, in a tabular format, regarding defined contribution or other plans that provide for deferral of compensation on a basis that is not tax-qualified. We have never had any such benefit plan and do not anticipate creating such a plan in the future. As a result, we have omitted this table.
COMPENSATION OF DIRECTORS
Our directors play a critical role in guiding our strategic direction and overseeing management. Developments in corporate governance and financial reporting have resulted in an increased demand for such highly qualified directors. The many responsibilities and risks and the substantial time commitment of being a director require that we provide adequate incentives for our directors’ continued performance by paying compensation commensurate with our directors’ workloads and opportunity costs. Our compensation program for our non-employee directors is designed to compensate our directors based on their respective levels of Board participation and responsibilities, including service on Board committees. The Compensation Committee is responsible for reviewing and recommending to the Board the compensation for our non-employee directors.
Set out in the following table is information with respect to the compensation for fiscal 2010 of each of our directors who was not a full time employee. In 2010, we had two directors who were full-time employees of optionsXpress for at least a portion of the year: Mr. Fisher and Mr. Bennett. Their compensation, in their capacity as directors and officers of optionsXpress, is set out in the Summary Compensation Table above.

						Change in
						Pension Value
	Fees					and NQ
	Earned or				Non-Equity	Deferred
	Paid in	Stock	Option		Incentive Plan	Compensation	All Other
	Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Director	($)	($) (1)	($) (2)		($)	($)	($)	($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
James A. Gray	$300,000	$187,496	$62,462	(3)	—	—	—	$549,958
Howard C. Draft	$30,000	$75,002	$24,988	(4)	—	—	—	$129,990
Bruce Evans	$30,000	$75,002	$24,988	(5)	—	—	—	$129,990
Steven Fradkin	$45,000	$75,002	$24,988	(6)	—	—	—	$144,990
Michael Soenen	$30,000	$75,002	$24,988	(7)	—	—	—	$129,990
S. Scott Wald	$35,000	$75,002	$24,988	(8)	—	—	—	$134,990

(1)	The amounts in column (c) reflect the total value of stock awards at the time of the grant for fiscal 2010, in accordance with ASC718, except that no estimate of forfeitures is made.

(2)	The amounts in column (d) reflect the total value of option awards at the time of the grant for fiscal 2010, in accordance with ASC718, except that no estimate of forfeitures is made.

(3)	Mr. Gray had 59,176 option awards and 11,682 deferred stock awards outstanding at the end of fiscal 2010.

(4)	Mr. Draft had 23,670 option awards and 4,673 deferred stock awards outstanding at the end of fiscal 2010.

(5)	Mr. Evans had had 23,670 option awards and 4,673 deferred stock awards outstanding at the end of fiscal 2010.

(6)	Mr. Fradkin had 32,650 option awards and 4,673 deferred stock awards outstanding at the end of fiscal 2010.

(7)	Mr. Soenen had 14,530 option awards and 4,673 deferred stock awards outstanding at the end of fiscal 2010.

(8)	Mr. Wald had 41,630 option awards and 4,673 deferred stock awards outstanding at the end of fiscal 2010.
During 2010, directors, other than our chairman, who were not full-time employees of optionsXpress or any of its subsidiaries, were paid an annual retainer of $30,000 in four equal quarterly installments. In addition, the chair of our Audit Committee received an additional annual retainer of $15,000 and the chair of our Compensation Committee received an additional annual retainer of $5,000. Directors, other than our chairman who was not a full-time employee, also received an option grant to purchase 5,099 shares of common stock and 4,673 deferred shares of common stock on May 28, 2010. Our chairman, James Gray, received an annual retainer of $300,000, an option grant to purchase 12,746 shares of common stock and a deferred share grant of 11,682 shares of common stock.
In early 2009, the Compensation Committee hired a third party consulting firm, The Delves Group, to perform a detailed review of director compensation, including the structure of the program and compensation levels relative to our peer group. As a result of the analysis provided by The Delves Group, the Compensation Committee reported to the Board that the Company’s director compensation, including levels and structure, was consistent with peers and recommended that no changes should be made to the program. The Board adopted the recommendation and did not change director compensation in 2009 and kept director compensation constant in 2010.
Our directors are also subject to the optionsXpress Stock Ownership Policy, which is discussed above in Compensation Discussion and Analysis — Stock Ownership Policy. The ownership requirements for our directors are as follows:

	Minimum Ownership Requirements
	(Lesser of 2)
Title	Number of Shares	Dollar Amount
Chairman of the Board	18,000	$550,000
Director	5,000	$150,000
Contractual Relationships with Certain Directors.
In recognition of the duties and responsibilities undertaken by Mr. Gray as our Chairman, the Compensation Committee recommended and the Board approved that optionsXpress enter into an amended and restated Retention Agreement with Mr. Gray in January 2007. Pursuant to the Retention Agreement, Mr. Gray receives an annual retainer of $300,000. The Retention Agreement also contains confidentiality, non-compete and non-solicitation provisions.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
In fiscal 2010, Mr. Wald, Mr. Evans, Mr. Gray and Mr. Soenen served as members of our Compensation Committee. No member of our Compensation Committee was, during the fiscal year, an officer or employee of the Company, or was formerly an officer of the Company. In addition, except as set forth in the section entitled “Certain Relationships and Related Transactions,” no member of our Compensation Committee was engaged in a related-party transaction with the Company since the beginning of the last fiscal year. There is no interlocking relationship between any of our executive officers and Compensation Committee, on the one hand, and the executive officers and Compensation Committee of any other companies, on the other hand, nor has any such interlocking relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets for the information about the total number of outstanding options and shares available for future issuance under all of our existing equity plans as of December 31, 2010.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plan
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,796,189	$14.51	2,951,928
Equity compensation plans not approved by stockholders	—	—	—

Total	1,796,189	$14.51	2,951,928

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information known to the Company regarding beneficial ownership of the Company’s common stock, as of March 28, 2011, by each person known by the Company to own more than 5% of our common stock, each director and nominee for director, and each of the executive officers identified in the Summary Compensation Table and by all of its directors and executive officers as a group (12 persons). The table lists the number of shares and percentage of shares beneficially owned based on 57,448,383 shares of common stock outstanding as of March 28, 2011. Information in the table is derived from Securities and Exchange Commission filings made by such persons on Schedule 13G and/or under Section 16(a) of the Securities Exchange Act of 1934, as amended, and other information received by the Company. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

	Number of Shares
	Beneficially	Percent
Name of Beneficial Owner	Owned(1)	of Class
G-Bar Limited Partnership(2)	10,723,943	18.7%
440 South LaSalle, Suite 650 Chicago, Illinois 60605
Fidelity Management & Research(3)	5,693,479	9.9%
82 Devonshire Street Boston, MA 02109
BlackRock Global Investors(4)	3,429,154	6.0%
40 East 52nd Street New York, NY 10022
James A. Gray(5)	13,233,151	23.0%
Ned W. Bennett(6)	1,548,017	2.7%
David A. Fisher(7)	425,814	*
Peter Bottini(8)	78,849	*
Adam J. DeWitt(9)	72,669	*
Scott Wald(10)	57,433	*
Steven Fradkin(11)	35,950	*
Michael J. Soenen(12)	32,876	*
Bruce R. Evans(13)	26,970	*
Howard C. Draft(14)	26,970	*
Kirk L.F. Chartier(15)	3,643	*

All directors and executive officers as a group (12 persons)(16)	15,632,220	27.2%

*	Less than one percent

(1)
Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options and warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 28, 2011 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.

(2)
Represents shares owned directly or indirectly by G-Bar Limited Partnership (G-Bar). Avrum Gray has the power to vote and/or dispose of these shares. James A. Gray is the President of G-Bar. Avrum Gray and James A. Gray each disclaim beneficial ownership of these shares.

(3)	Information is based on the Schedule 13G filed by Fidelity Management & Research on February 14, 2011.

(4)	Information is based on the Schedule 13G filed by Blackrock Global Investors on February 7, 2011.

(5)
Includes 10,723,943 shares held by G-Bar of which Mr. Gray is the President and 2,441,780 shares held by the JG 2002 Delta Trust in which Mr. Gray is the trustee. Mr. Gray disclaims beneficial ownership of the reported shares. Also includes 46,430 of currently exercisable options.

(6)
Includes 177,718 shares held by the Delaware Charter Guarantee & Trust Company F/B/O Ned Bennett IRA in which Mr. Bennett is the trustee, and 1,247,265 shares held by Whiskey Golf Investments LP. Mr. Bennett disclaims beneficial ownership of the reported shares. Also includes 60,422 currently exercisable options. Mr. Bennett has pledged 100,000 shares to Barclays as security for a loan.

(7)	Includes 311,764 shares underlying options.

(8)	Includes 64,269 shares underlying options.

(9)	Includes 58,035 shares underlying options.

(10)	Includes 36,531 shares underlying options.

(11)	Includes 27,551 shares underlying options.

(12)	Includes 9,431 shares underlying options.

(13)	Includes 18,571 shares underlying options.

(14)	Includes 18,571 shares underlying options.

(15)	Includes 3,643 shares underlying options.

(16)	Includes 672,381 shares underlying options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In accordance with the listing standards of the Nasdaq, the Audit Committee is responsible for reviewing and approving or ratifying all related party transactions. The Audit Committee has adopted a written policy to satisfy this responsibility, a copy of which is available on our website at www.optionsXpress.com/investor. In accordance with the policy, the Audit Committee reviews all material facts of interested transactions that require the Committee’s approval and takes into account, among other factors it determines appropriate, whether the interested transaction is on terms no less favorable than terms generally available to any similarly situated, unrelated third parties under the same or similar circumstances and the extent of the person’s interest in the transaction. The following related party transactions were reviewed and approved by our Audit Committee or full Board:
optionsXpress receives remuneration in the form of payment for order flow for routing its trades to the various options exchanges. The payment for order flow that optionsXpress receives includes funds allocated to optionsXpress through the exchanges as well as direct payments from liquidity providers. One of the liquidity providers that routed funds to optionsXpress through the Chicago Board Options Exchange, the CBOE, is G-Bar Limited Partnership (G-Bar), a stockholder of optionsXpress. James Gray, the Chairman of the Board of optionsXpress, is the President of G-Bar. In 2010, G-Bar allocated $119,342 in funds for payment to the Company through the CBOE.
optionsXpress receives payment for order flow for routing its trades to the CBOE. In addition, optionsXpress pays the CBOE for execution costs associated with certain options transactions. Mr. Fisher currently serves as an Off-Floor (industry) Director on the CBOE. Total payments for order flow routing received from the CBOE in 2010 were $2,872,458 and total payments, primarily for execution costs, made to the CBOE in 2010 were $3,278,077.
optionsXpress receives payment for order flow for routing its trades to the International Securities Exchange, LLC (ISE). In addition, optionsXpress pays the ISE for execution costs associated with certain options transactions. Mr. Bottini ended his term as an Industry Director of the International Securities Exchange, LLC in April 2010. Total payments for order flow routing received from the ISE in 2010 were $1,885,615 and total payments, primarily for execution costs, made to the ISE in 2010 were $212,868.

Registration Agreement
On January 15, 2004, we entered into a registration agreement with investment funds affiliated with Summit Partners and certain other stockholders, including G-Bar Limited Partnership, JG 2002 Delta Trust, David S. Kalt and Ned W. Bennett. Upon consummation of our initial public offering, the agreement entitled both the holders of a majority of Summit Partners’ and holders of a majority of the other stockholders’ securities to two registrations on Form S-1 or any similar long-form registration statement and an unlimited number of registrations on Form S-2 or S-3 or any similar short-form registration statement, so long as the aggregate value of the securities to be registered on any short-form is at least $5 million. The agreement prohibits us from granting other registration rights with respect to our equity securities without the prior written consent of the holders of a majority of Summit Partners’ securities, except that we may grant registration rights if they are subordinate to those of Summit Partners. The registration agreement grants piggyback registration rights with respect to all other registrations proposed by us (except for demand registrations or registrations on a Form S-4, S-8 or successor forms). We will pay all expenses related to demand and piggyback registrations. We have also agreed to indemnify the parties to the agreement in connection with all registrations pursuant to this agreement against liabilities under the Securities Act.
Director Independence
Certain rules of the Nasdaq Global Market require that the Board be comprised of a majority of “independent directors,” that the Audit Committee be comprised solely of “independent directors,” that the Compensation Committee be comprised solely of “independent directors,” and that the Nominating and Corporate Governance Committee be comprised solely of “independent directors” as defined under the Nasdaq Marketplace Rules.
Based upon the information submitted by each of its directors, and following the recommendation of the Nominating and Corporate Governance Committee, the Board has made a determination that all of our current directors, with the exception of Mr. Fisher and Mr. Bennett, satisfy the “independence” requirements of the Nasdaq Global Market and the Company’s Corporate Governance Guidelines. The standards for determining independence are those set forth in the Company’s Corporate Governance Guidelines as well as those in the Nasdaq Global Market listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional services rendered by Ernst & Young LLP for fiscal 2010 and fiscal 2009.

	Fiscal Year
	December 31,	December 31,
Fee Category	2009	2010
	(Thousands)
Audit Fees	$864,000	$931,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$864,000	$931,000

Audit fees include fees for professional services rendered for the audit of our annual consolidated financial statements and internal control over financial reporting, review of our financial statements included in our Quarterly Reports on Form 10-Q and for other services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements, other than those services described under “Audit Fees.” There were no fees billed for audit-related services rendered by Ernst & Young LLP for the years ended December 31, 2009 or 2010.
Tax Fees consist primarily of fees for services provided in connection with worldwide tax planning and compliance services and assistance with tax audits and appeals. There were no fees billed for tax services rendered by Ernst & Young LLP for the years ended December 31, 2009 or 2010.
There were no fees billed for other services rendered by Ernst & Young LLP that would be included in “All Other Fees” for the years ended December 31, 2009 and 2010.
All fees described above were approved in accordance with the procedures described below.

The Audit Committee is responsible for the appointment, retention, compensation and oversight of our independent registered public accounting firm. Pursuant to the Audit Committee charter, the Audit Committee must approve all audit engagement fees and other significant compensation to be paid to our independent registered public accounting firm and the terms of such engagement. The Audit Committee has adopted policies and procedures for pre-approving all services (audit and non-audit) performed by our independent registered public accounting firm. In accordance with such policies and procedures, the Audit Committee is required to pre-approve all audit and non-audit services to be performed by the independent registered public accounting firm in order to assure that the provision of such services is in accordance with the rules and regulations of the SEC and does not impair the registered public accounting firm’s independence. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve additional services on a case-by-case basis. The Audit Committee has delegated specific pre-approval to the Chairperson of the Audit Committee provided the estimated fee of the proposed service does not exceed $50,000. All audit, audit-related and tax services for the years ended December 31, 2009 and 2010 were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
MATTERS RELATING TO AUDITORS
Audit Committee Report
The Audit Committee of the Board has reviewed and discussed the audited financial statements with management, which has represented that the financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee discussed with management the quality and acceptability of the accounting principles employed including all critical accounting policies used in the preparation of the financial statements and related notes, the reasonableness of judgments made, and the clarity of the disclosures included in the statements.
The Committee also reviewed the consolidated financial statements of the Company for 2010 with Ernst & Young LLP, the Company’s independent auditors for 2010, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States. The Committee has discussed with Ernst & Young LLP, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, Communication with Audit Committees.
The Committee has received the written disclosures and the letter from Ernst & Young LLP required by Independence PCAOB Rule 3526 (Independence Discussion with Audit Committees) and has discussed with Ernst & Young LLP its independence and has concluded that there are no independence issues.
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the Securities and Exchange Commission. The Committee has selected Ernst & Young LLP as the Company’s independent auditor for 2011.
Audit Committee
of the Board of Directors
Mr. Steven Fradkin, Chair
Mr. S. Scott Wald
Mr. Bruce R. Evans

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April  27, 2011.

OPTIONSXPRESS HOLDINGS, INC.
By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of optionsXpress Holdings, Inc.(9)
3.2	Amended and Restated By-laws of optionsXpress Holdings, Inc.(l)
4.1	Certificate of Common Stock of optionsXpress Holdings, Inc.(2)
10.1	Restricted Stock Agreement, by and between optionsXpress Holdings, Inc. and David A. Fisher(l)(4)
10.2	Management Rights Agreement, dated January 15, 2004, by and among investment funds affiliated with Summit Partners, L.P.(l)
10.3	optionsXpress, Inc. 2001 Equity Incentive Plan(l)
10.4	Form of optionsXpress Holdings, Inc. 2005 Equity Incentive Plan(l)
10.5	Form of optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan(1)
10.6	Amended and Restated Retention Agreement, by and between optionsXpress, Inc. and James A. Gray dated January 3, 2007(3)
10.7	Employment Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and Ned W. Bennett(l)(4)
10.8	Form of Indemnification Agreement, dated as of January 15, 2004, by and between optionsXpress, Inc. and its directors.(l)
10.9	optionsXpress Holdings, Inc. 2005 Employee Stock Purchase Plan, as amended.(5)
10.10	optionsXpress Holdings, Inc, Stock Purchase Agreement, dated as of February 13, 2008, by and among Ned Bennett and optionsXpress Holdings, Inc.(6)
10.11	Employment Agreement, dated as of April 18, 2008, by and between optionsXpress Holdings, Inc. and David Fisher(4)(7)
10.12	Employment Agreement, dated as of April 18, 2008, by and between optionsXpress Holdings, Inc. and Adam DeWitt(4)(7)
10.13	optionsXpress Holdings, Inc. 2008 Equity Incentive Plan, as amended(8)
10.14	Separation Agreement dated January 22, 2010, by and between optionsXpress Holdings, Inc. and Paul Eppen.(4)(10)
10.15	Credit Agreement dated November 22, 2010.(11)
21.1	Subsidiaries of optionsXpress Holdings, Inc.(12)
23.1	Consent of Ernst & Young LLP (12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-l/A filed January 7, 2005.

(2)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Registration Statement on Form S-l/A filed January 24, 2005.

(3)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Annual Report on Form 10-K filed February 29, 2008.

(4)	Management Contract.

(5)	Incorporated by reference to the Current Report on Form 8-K, filed May 17, 2005, as amended in optionsXpress Holdings, Inc. Annual Report on Form 10-K filed March 1, 2010.

(6)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed February 14, 2008.

(7)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Current Report on Form 8-K filed April 22, 2008.

(8)	Incorporated by reference to Appendix A to optionsXpress Holdings, Inc. Proxy Statement filed April 18, 2008, as amended in optionsXpress Holdings, Inc. Proxy Statement filed May 13, 2008.

(9)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc, Annual Report on Form 10-K filed March 30, 2006.

(10)	Incorporated by reference to the Current Report on Form 8-K filed January 22, 2010.

(11)	Incorporated by reference to the Current Report on Form 8-K filed November 29, 2010.

(12)	Incorporated by reference to the same exhibit filed with optionsXpress Holdings, Inc. Annual Report on Form 10-K filed March 1, 2011.

(13)	Filed herewith.