Form 10-Q
period 2011-03-31
optionsXpress Holdings, Inc.
filed 2011-05-10
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2011
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
As of May 2, 2011, there were 57,476,090 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION

Item 1.	— Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$106,441	$100,875
Cash and investments segregated in compliance with federal regulations	1,097,941	945,870
Receivables from brokerage customers, net	241,862	235,589
Receivables from brokers, dealers and clearing organizations	21,609	25,686
Investments in securities	11,344	11,442
Deposits with clearing organizations	21,780	20,480
Fixed assets, (net of accumulated depreciation and amortization of $28,623 and $26,904 at March 31, 2011 and December 31, 2010, respectively)	10,966	11,345
Goodwill	85,360	85,360
Other intangible assets, net	4,470	4,837
Other assets	33,913	31,434

Total assets	$1,635,686	$1,472,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables to brokerage customers	$1,338,638	$1,193,479
Payables to brokers, dealers and clearing organizations	3,123	1,711
Accrued liabilities and accounts payable	21,690	19,471
Current and deferred income taxes	7,534	651
Other liabilities	29,992	32,521
Long-term debt	115,200	120,000

Total liabilities	1,516,177	1,367,833

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 57,466 and 57,475 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	15,583	15,642
Accumulated other comprehensive loss	(628)	(859)
Non-controlling interests	209	185
Retained earnings	104,339	90,111

Total stockholders’ equity	119,509	105,085

Total liabilities and stockholders’ equity	$1,635,686	$1,472,918

See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Commissions	$45,396	$39,598
Other brokerage-related revenue	5,851	4,498
Interest revenue and fees	4,283	4,767
Interest expense	(70)	(51)

Net interest revenue and fees	4,213	4,716
Education revenue	5,383	7,530
Other income	5,054	689

Net revenues	65,897	57,031

Expenses:
Compensation and benefits	12,321	11,648
Brokerage, clearing and other related expenses	9,744	9,018
Brokerage advertising	5,383	4,369
Education marketing and fulfillment	3,043	5,295
Depreciation and amortization	2,166	2,291
Loan interest and fees	1,013	—
Other general and administrative	9,982	5,559

Total expenses	43,652	38,180

Income before income taxes of consolidated companies	22,245	18,851
Income taxes	7,993	6,946

Net income of consolidated companies	14,252	11,905
Net income attributable to non-controlling interests	24	17

Net income	$14,228	$11,888

Earnings per common share:
Basic	$0.25	$0.21
Diluted	$0.25	$0.21
Weighted-average number of common shares:
Basic	57,465	57,465
Diluted	57,793	57,655
Dividends declared per share	$—	$—
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Operating activities
Net income	$14,228	$11,888
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,166	2,291
Stock-based compensation	1,391	1,341
Reduction of tax benefit for stock-based compensation	(174)	(4)
Deferred income taxes	(68)	110
(Decrease) Increase in contingent liability	(4,064)	203
Unrealized (gain) loss, deferred rent and other	(96)	739
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(152,071)	28,469
Receivables from brokerage customers, net	(6,273)	(55,697)
Receivables from brokers, dealers and clearing organizations	4,077	76,963
Investments in securities	—	7,000
Deposits with clearing organizations	(1,300)	9,807
Other assets	(2,325)	(22,195)
Increase (decrease) in:
Payables to brokerage customers	145,159	(95,102)
Payables to brokers, dealers and clearing organizations	1,412	1,830
Accrued liabilities and accounts payable	1,924	(1,732)
Current income taxes	7,205	5,879
Other liabilities	1,472	17,139

Net cash provided by (used in) operating activities	12,663	(11,071)
Investing activities
Purchases and development of computer software	(1,063)	(1,006)
Purchases of fixed assets	(287)	(374)

Net cash used in investing activities	(1,350)	(1,380)
Financing activities
Payment of long-term debt	(4,800)	—
Exercise of stock options	329	65
Excess tax benefit for stock-based compensation	174	4
Stock repurchases	(1,560)	(2,874)

Net cash used in financing activities	(5,857)	(2,805)
Effect of exchange rates on cash and cash equivalents	110	(27)

Net increase (decrease) in cash and cash equivalents	5,566	(15,283)

Cash and cash equivalents, beginning of period	100,875	178,989

Cash and cash equivalents, end of period	$106,441	$163,706

Supplemental disclosure of cash flow information:
Income taxes paid	$821	$726
Interest paid	927	51
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation gain	46	142
Non-cash change in unrealized gain on available for sale investments in securities	366	112
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
The Company follows United States generally accepted accounting principles (“GAAP”) including certain accounting guidance used by the brokerage industry. Certain notes and other information normally included in financial statements prepared in accordance with United States GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2010.
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2011 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
Nature of Operations
The Company’s principal business segments include broker services and education services.
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
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), the Securities Investor Protection Corporation (“SIPC”), the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the BATS Exchange, the NYSE Amex Options Exchange, the NASDAQ Options Market, the NYSE Arca Exchange, and the NASDAQ OMX PHLX Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of FINRA and SIPC. In addition, optionsXpress, Inc., brokersXpress LLC and Open E Cry, LLC (“OEC”, formerly known as Open E Cry) are registered with the Commodity Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is provincially registered and registered with the Investment Industry Regulatory Organization of Canada. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets and has obtained passport licensure in various European Union countries. optionsXpress Australia Pty Limited is registered with and licensed by the Australian Securities & Investments Commission. In March 2011, optionsXpress, Inc. applied to the NFA to become registered as a Retail Foreign Exchange Dealer (“RFED”).
The Company’s education services segment offers a full range of education products and services which cover a broad range of financial products including stock, market analysis, options, foreign exchange and financial planning. The education services business is conducted through the Company’s Optionetics, Inc., a subsidiary of the Company and its affiliates (collectively, “Optionetics”).
2. Summary of Significant Accounting Policies
Except as described in the following paragraph, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Fair Value of Financial Instruments — In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), by requiring additional disclosures regarding fair value measurements. As a supplement to the additional required fair value measurement disclosures regarding assets and liabilities that were effective for the Company’s fiscal year beginning January 1, 2010, FASB requires further disclosures effective for fiscal periods beginning after December 15, 2010. Specifically, the additional amendment requires the purchases, sales, issuances and settlements of Level 3 assets and liabilities to be shown on a gross basis in a roll forward table. This amendment to ASU 2010-06 is effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.
3. The Charles Schwab Corporation Merger
On March 18, 2011, optionsXpress Holdings, Inc. (“optionsXpress”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among optionsXpress, The Charles Schwab Corporation, a Delaware corporation (“Schwab”), and Neon Acquisition Corp., a Delaware corporation and wholly-owned direct subsidiary of Schwab (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into optionsXpress, and as a result, optionsXpress will continue as the surviving corporation and as a wholly-owned subsidiary of Schwab (the “Schwab Merger”).
Pursuant to the Merger Agreement, at the effective time of the Schwab Merger, each issued and outstanding share of common stock of optionsXpress, other than shares owned by optionsXpress, Schwab, or any subsidiary of optionsXpress or Schwab, will be cancelled and retired and automatically converted into the right to receive 1.02 fully paid and nonassessable shares of common stock of Schwab.
As part of the Schwab Merger, Schwab has entered into retention agreements with certain members of optionsXpress’ management. Consummation of the Schwab Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by optionsXpress’ stockholders and the receipt of required regulatory and antitrust approvals. The Merger Agreement contains customary representations, warranties and covenants of optionsXpress, Schwab and Merger Sub, including, among others things, optionsXpress’ covenants (i) to have its board of directors (the “Board”) recommend approval of the Merger Agreement by optionsXpress’ stockholders, subject to a “fiduciary-out” provision that allows optionsXpress under certain circumstances to provide information and participate in discussions with respect to unsolicited alternative acquisition proposals, (ii) not to solicit alternate transactions and (iii) to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Merger and refrain from taking various non-ordinary course actions during that period.
The Merger Agreement contains certain termination rights for both optionsXpress and Schwab and, further provides that, upon the termination of the Merger Agreement under specified circumstances, generally including an alternative business combination transaction, optionsXpress will owe Schwab a cash termination fee of $41,900.
Transaction costs of approximately $4.0 million were incurred related to the pending merger for the three months ended March 31, 2011.
4. Capitalization
Common Stock
At March 31, 2011, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 57,466 shares were issued and outstanding.
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
For the three months ended March 31, 2011, the Company has repurchased 100 shares of its common stock in aggregate under these programs at a total cost of $1,560, or an average cost of $15.60 per share. Since inception, the Company has repurchased 6,350 shares of its common stock in aggregate under these programs at a total cost of $111,350, or an average cost of $17.53 per share. The repurchased shares were retired to authorized, but unissued shares. The Company does not plan on repurchasing any additional shares pending the consummation of the Schwab Merger.

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
Financial Assets and Liabilities
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities owned, at fair value, including $5,211 of money market funds included in cash and cash and equivalents that are pledged as collateral for a letter of credit, and financial instruments sold but not yet purchased at fair value as of March 31, 2011 and December 31, 2010:

March 31, 2011	Level 1(1)	Level 2(2)	Level 3(3)	Total
Financial assets, at fair value:

Money market funds included in cash and cash equivalents	$9,676	$—	$—	$9,676
U.S. treasury securities included in deposits with clearing organizations	12,100	—	—	12,100
Corporate equities and derivatives included in other assets	23,486	1,043	—	24,529
Investments in securities	—	—	11,344	11,344

	$45,262	$1,043	$11,344	$57,649

Financial liabilities, at fair value:

Corporate equities and derivatives included in other liabilities	$19,084	$—	$—	$19,084

	$19,084	$—	$—	$19,084

December 31, 2010	Level 1(1)	Level 2(2)	Level 3(3)	Total
Financial assets, at fair value:

Money market funds included in cash and cash equivalents	$9,674	$—	$—	$9,674
U.S. treasury securities included in deposits with clearing organizations	11,960	—	—	11,960
Corporate equities and derivatives included in other assets	20,143	823	—	20,966
Investments in securities	—	—	11,442	11,442

	$41,777	$823	$11,442	$54,042

Financial liabilities, at fair value:

Corporate equities and derivatives included in other liabilities	$17,661	$—	$—	$17,661

	$17,661	$—	$—	$17,661

(1)	All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities or have quoted market prices in active markets for identical assets or liabilities.

(2)	Level 2 assets represent publicly traded shares that are restricted as part of an initial public offering and are valued based on the quoted market price less any discount for that restriction.

(3)	Level 3 assets represent 19.7% and 21.2% of all financial assets measured at fair value at March 31, 2011 and December 31, 2010, respectively (see below for further information).
The following table provides a reconciliation of the beginning and ending balances for the major classes of financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities
Assets
Balance, January 1, 2011	$11,442
Total gains/(losses), realized and unrealized	(98)
Redemptions	—

Balance, March 31, 2011	$11,344

The Company’s Level 3 financial assets are comprised of auction rate securities (“ARS”). The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the Federal Family Education Loan Program (“FFELP”). The Company’s ARS are marketable securities with long-term stated maturities (during years 2034-2040) for which the interest rates are reset through periodic short-term auctions every 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when the auctions fail. All of the Company’s ARS are current with respect to the receipt of interest payments according to the stated terms of each ARS indenture. The Company believes that it has the ability and intent, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops. Since the ARS markets began failing on February 14, 2008, $95,575 of the Company’s ARS securities have been redeemed by issuers or the Company’s brokers at par.
At March 31, 2011, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under ASC 820 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company calculated income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Based on the Company’s analysis, the weighted average economic life was estimated to be approximately four years. For the fair market interest rates used in its discounted cash flow, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 150bps-250bps over the London Interbank Offered Rate.
The Company has classified the remaining $12,000 in par value ARS as available-for-sale securities. At March 31, 2011, the Company’s calculation of fair value of the ARS implied an impairment of fair value of approximately $656, which has been recorded through accumulated other comprehensive loss on the condensed consolidated statement of financial condition, and the carrying fair value of the ARS was approximately $11,344.
Non-Financial Assets and Liabilities
Non-financial assets and liabilities subject to fair value measurements include customer relationships included in other intangible assets and a contingent liability included in other liabilities. At March 31, 2011 and December 31, 2010, there was significant unobservable information used to determine the market value for these non-financial assets and liabilities. Therefore, the Company has continued to designate the customer relationships’ intangible asset and the contingent liability as Level 3 non-financial assets and liabilities, respectively, under ASC 820.

The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s finite-lived intangible assets is evaluated by comparing the current and forecasted cash flows associated with the assets to the assets’ carrying values. The fair value of the Company’s customer relationships’ intangible assets were $3,569 at December 31, 2010 and $3,254 at March 31, 2011. For the three months ended March 31, 2011 and 2010, no impairment was recorded against the Company’s customer relationships intangible assets.
The Company’s non-financial liabilities include a contingent liability for accrued contingent consideration related to the acquisition of Optionetics. The accrued contingent consideration is payable for a period of five years following the acquisition and is based on the profitability of the business acquired and the number of funded brokerage accounts referred to the Company’s brokerage services segment in the year the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7,000 for each of the first five years following the acquisition date of May 4, 2009. The fair value is based on the estimated projected future performance of Optionetics, the time remaining on the liability and the estimated market debt rate for the Company. The fair value of the contingent liability was $8,876 at December 31, 2010 and $4,812 at March 31, 2011.
6. Derivative Instruments
To help provide customers with improved trade execution, the Company at times enters into proprietary short-term positions in equity option and equity securities. The Company attempts to hedge these positions so that changes in market prices do not materially change the value of its securities. Any gains/losses from this trading activity are recognized as part of other brokerage-related revenue in the condensed consolidated statement of operations. For the three months ended March 31, 2011 and 2010, the total gains from the Company’s proprietary trading activities were $1,257 and $496, respectively.
7. Contingencies and Guarantees
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Cash and securities in customers’ accounts collateralize margin credit balances. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options, equities or futures transactions that can expose them to risk beyond their invested capital. As of March 31, 2011 and December 31, 2010, the Company had $234,823 and $231,170, respectively, in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.
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
Other assets and other liabilities on the condensed consolidated statement of financial condition include premiums on unrealized gains and losses for written and purchased options contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that it does not currently own (see Note 6), and therefore will be obligated to purchase such securities at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2011, at the fair values of the related securities, and will incur losses if the fair values of these securities increase subsequent to March 31, 2011.

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
In March and April 2010, ten purported class actions lawsuits were filed on behalf of optionsXpress stockholders related to the Schwab Merger (See Note 3). The Company believes the lawsuits to be without merit, and intends to contest the plaintiffs’ claims. There can be no assurance, however, with regard to the outcome of the lawsuits and it is not possible to estimate a range for potential losses related to these lawsuits.
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
8. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended
	March 31,
	2011	2010
Net income	$14,228	$11,888

Weighted-average number of common shares outstanding — basic	57,465	57,465
Effect of dilutive securities	328	190

Weighted-average number of common shares outstanding — diluted	57,793	57,655

Basic EPS	$0.25	$0.21
Diluted EPS	$0.25	$0.21
9. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan, or collectively, the equity incentive plans. All of the options outstanding pursuant to the stock compensation plans at March 31, 2011 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the three months ended March 31, 2011 and March 31, 2010 was $1,446 and $1,341, respectively. As of March 31, 2011, the total compensation cost related to stock options and deferred shares not yet vested and recognized was estimated to be $6,472. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 2.92 years and 3.69 years, respectively. As of March 31, 2011, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $7,959 and $9,797, respectively, and the aggregate intrinsic value of the total exercisable stock options was $4,432. During the three months ended March 31, 2011, 91 shares were issued pursuant to the Company’s equity incentive plans.

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
optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($20,000), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Reg. 1.17 and 8% of the total risk margin requirements for all positions carried in non-customer accounts.
As of March 31, 2011, optionsXpress, Inc. had net capital requirements of $20,000 and net capital of $88,393. As of March 31, 2010, optionsXpress, Inc. had net capital requirements of $13,758 and net capital of $105,232. All of the Company’s other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
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
Information concerning the Company’s operations by reportable segment is as follows:

	Three Months Ended
	March 31,
	2011	2010
Net Revenues
Brokerage services	$60,691	$49,491
Education services	5,864	8,014
Eliminations	(658)	(474)

Total	$65,897	$57,031

Income (Loss) before Income Taxes
Brokerage services	$23,576	$20,336
Education services	(1,355)	(1,502)
Non-controlling interests	24	17

Total	$22,245	$18,851

	As of	As of
	March	December
	31,	31,
	2011	2010
Assets
Brokerage services	$1,629,097	$1,465,944
Education services	9,434	10,008
Eliminations	(2,845)	(3,034)

Total	$1,635,686	$1,472,918

Item 2.	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors included in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no ongoing obligation, other than any imposed by law, to update these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Important factors that may cause such differences include, but are not limited to: risks related to general economic conditions, regulatory developments, the competitive landscape, the volume of securities trading generally or by our customers specifically, competition, systems failures and capacity constraints and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Forward-looking statements include, but are not limited to, the following:
•	the statements about our intention to pay dividends;

•	the statements about future growth in online brokerage accounts, options trading, futures trading, online options trading, and online futures trading;

•	the statement that on a per trade basis, brokerage, clearing and other related expenses generally decrease as the number of customer trades increase;

•	the statements about continuing to expand our product offering and our customer base and the costs associated with such expansion;

•	the statements concerning future growth of our futures business, international operations, brokersXpress and our institutional business;

•	the statements about the impact of changes in interest rates on our earnings;

•	the statements concerning continued financing options;

•	the statements regarding scalability of our systems and the cost of capacity increases;

•	the statements concerning uncertainties and deteriorations in the credit and capital markets and the credit quality of our auction rate securities (“ARS”);

•	the statements concerning the number of students receiving education services and our ability to convert those students into brokerage customers; and,

•	the statements about the pending Schwab Merger.

Results of Operations
The following table sets forth our total net revenues and condensed consolidated statements of operations data for the periods presented as a percentage of total net revenues:

	Three Months Ended
	March 31,
	2011	2010
Results of Operations
Net revenues (in thousands)	$65,897	$57,031
Compensation and benefits	18.7%	20.4%
Brokerage, clearing, and other related expenses	14.8	15.8
Brokerage advertising	8.2	7.7
Education marketing and fulfillment	4.6	9.3
Depreciation and amortization	3.3	4.0
Loan interest and fees	1.5	—
Other general and administrative	15.2	9.8
Income before income taxes	33.7	33.0
Income taxes	12.1	12.2
Net income	21.6	20.8
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended
	March 31,
	2011	2010
Statistical Data
Number of customer accounts (at period end) (1)	389,300	357,700
Daily average revenue trades (“DARTs”) (2)
Retail DARTs	36,500	30,300
Institutional DARTs	14,000	14,300

Total DARTs	50,500	44,600
Customer trades per account (3)	33	31
Average commission per trade	$14.50	$14.55
Option trades as a % of total trades	45%	42%
Brokerage advertising expense per net new customer account (4)	$544	$672
Total client assets (000s)	$8,399,624	$7,504,799
Client margin balances (000s)	$218,858	$195,520

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on total net new customer accounts opened during the period.
Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 31,600 to 389,300, or 8.8%;

•	total trades increased by 410,400 to 3,131,600, or 15.1% and

•	average commission per trade decreased by $0.05 to $14.50, or 0.3%.
Commissions
Commissions increased $5.8 million, or 14.6%, for the three months ended March 31, 2011 to $45.4 million compared to $39.6 million for the three months ended March 31, 2010. The increase in commissions was primarily the result of the 15.1% increase in the total number of trades, which was slightly offset by the 0.3% decrease in the average commission per trade.

Other brokerage-related revenue
Other brokerage-related revenue increased $1.4 million, or 30.1%, for the three months ended March 31, 2011 to $5.9 million compared to $4.5 million for the three months ended March 31, 2010. The increase in other brokerage-related revenue was due to an increase in the payment for order flow rate per contract captured for our option order flow and an increase in the number of option contracts traded.
Net interest revenue and fees
Net interest revenue and fees decreased $0.5 million, or 10.7%, to $4.2 million for the three months ended March 31, 2011 compared to $4.7 million for the three months ended March 31, 2010. The decrease in net interest revenue and fees was primarily the result of a decline in short-term interest rates.
Education revenue
Education revenue decreased $2.1 million, or 28.5%, to $5.4 million for the three months ended March 31, 2011 compared to $7.5 million for the three months ended March 31, 2010. The decrease in education revenue was primarily due to lower revenue from seminar sales.
Other income
Other income increased $4.4 million, or 633.5%, to $5.1 million for the three months ended March 31, 2011 compared to $0.7 million for the three months ended March 31, 2010. The increase in other income is due primarily to the reduction in fair value of the contingent liability from the Optionetics acquisition.
Compensation and benefits
Compensation and benefits expenses increased $0.7 million, or 5.8%, to $12.3 million for the three months ended March 31, 2011 from $11.6 million for the three months ended March 31, 2010. The increase in compensation and benefits expenses was largely due to severance expenses incurred during the three months ended March 31, 2011.
Brokerage, clearing, and other related expenses
Brokerage, clearing and other related expenses increased $0.7 million, or 8.1%, to $9.7 million for the three months ended March 31, 2011 from $9.0 million for the three months ended March 31, 2010. Brokerage, clearing and other related expenses increased primarily due to higher payouts to the independent registered representatives and advisors of our brokersXpress subsidiary.
Brokerage advertising
Brokerage advertising expenses increased $1.0 million, or 23.2%, to $5.4 million for the three months ended March 31, 2011 from $4.4 million for the three months ended March 31, 2010. Brokerage advertising expenses increased due to increased spending across all marketing channels. Brokerage advertising expenses per net new customer account decreased to $544 for the three months ended March 31, 2011 from $672 for the three months ended March 31, 2010.
Education marketing and fulfillment
Education marketing and fulfillment expenses decreased $2.3 million, or 42.5%, to $3.0 million for the three months ended March 31, 2011 compared to $5.3 million for the three months ended March 31, 2010. Education marketing and fulfillment expenses decreased primarily due to lower marketing expenses incurred for preview events.
Depreciation and amortization
Depreciation and amortization expenses decreased $0.1 million, or 5.5%, to $2.2 million for the three months ended March 31, 2011 from $2.3 million for the three months ended March 31, 2010. Lower depreciation and amortization expenses were due to a reduced level of fixed assets being depreciated and amortized.
Loan interest and fees
Loan interest and fees was $1.0 million for the three months ended March 31, 2011. Prior to the long-term debt we acquired on November 22, 2010, we did not have any expenses related to loan interest and fees.
Other general and administrative
Other general and administrative expenses increased $4.4 million, or 79.6%, to $10.0 million for the three months ended March 31, 2011 from $5.6 million for the three months ended March 31, 2010 primarily due to the transaction costs pertaining to the pending merger with The Charles Schwab Corporation.
Income taxes
Income taxes increased $1.1 million, or 15.1%, to $8.0 million for the three months ended March 31, 2011 from $6.9 million for the three months ended March 31, 2010. Higher income taxes were primarily due to the 18.0% increase of taxable income before income taxes.

Net income
As a result of the foregoing, we reported $14.2 million in net income for the three months ended March 31, 2011, compared to $11.9 million in net income for the three months ended March 31, 2010, an increase of $2.3 million, or 19.7%.
Segment information
Brokerage Services
Brokerage services net revenues increased $11.2 million, or 22.6% to $60.7 million for the three months ended March 31, 2011 compared to the $49.5 million for the three months ended March 31, 2010 due to the increase in commissions and other income. Income before income taxes increased $3.3 million, or 15.9%, to $23.6 million for the three months ended March 31, 2011 compared to the $20.3 million for the three months ended March 31, 2010 primarily due to the overall increase in net revenues from trading activity, which was partially offset by the increase in other general and administrative expenses.
Education Services
Education services net revenues decreased $2.1 million, or 26.8% to $5.9 million for the three months ended March 31, 2011 compared to the $8.0 million for the three months ended March 31, 2010 primarily due to lower seminar sales. The loss before income taxes decreased $0.1 million, or 9.8%, to $1.4 million for the three months ended March 31, 2011 compared to the $1.5 million for the three months ended March 31, 2010 due to declines in marketing expenses for preview events, which were partially offset by lower revenues from seminar sales.
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

optionsXpress, Inc. is also subject to the CFTC Regulation 1.17 (“Reg. 1.17”) under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($20.0 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts, as defined in Reg. 1.17.
As of March 31, 2011, optionsXpress, Inc. had net capital requirements of $20.0 million and net capital of $88.4 million. As of March 31, 2010, optionsXpress, Inc. had net capital requirements of $13.8 million and net capital of $105.2 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At March 31, 2011, we had interest-bearing security deposits and short-term treasury bills totaling $21.8 million deposited with clearing organizations for the self-clearing of equities and option trades.

At March 31, 2011, we had $1,097.9 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $1,338.6 million as of March 31, 2011.
We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash provided by operating activities was $12.7 million for the three months ended March 31, 2011, compared to cash used in operating activities of $11.1 million for the three months ended March 31, 2010. The primary reason for the increase in cash provided by operating activities was due to the increase of payables to brokerage customers, which was largely offset by the increase of cash segregated in compliance with federal regulations.
Cash used in investing activities remained constant at $1.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Cash used in financing activities was $5.9 million for the three months ended March 31, 2011, compared to cash used in financing activities of $2.8 million for the three months ended March 31, 2010. Cash used in financing activities increased primarily with the first principal payment on our long-term debt, which we acquired on November 22, 2010, which was partially offset by the reduction of cash used to repurchase our outstanding common stock during the current period.
Capital Expenditures
Capital expenditures remained constant at $1.4 million for the three months ended March 31, 2011 and the three months ended March 31, 2010. Capital expenditures for the periods ended March 31, 2011 and 2010 included capitalized software development costs, which we capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification TM Topic 350-50, Website Development Costs, primarily related to the development of our technology.
The Charles Schwab Corporation Merger
On March 18, 2011, optionsXpress Holdings, Inc. entered into an Agreement and Plan of Merger by and among optionsXpress, The Charles Schwab Corporation, a Delaware corporation, and Neon Acquisition Corp., a Delaware corporation and wholly-owned direct subsidiary of Schwab. Pursuant to the Merger Agreement, Merger Sub will be merged with and into optionsXpress, and as a result, optionsXpress will continue as the surviving corporation and as a wholly-owned subsidiary of Schwab.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of optionsXpress, other than shares owned by optionsXpress, Schwab, or any subsidiary of optionsXpress or Schwab, will be cancelled and retired and automatically converted into the right to receive 1.02 fully paid and nonassessable shares of common stock of Schwab.
As part of the Merger, Schwab has entered into retention agreements with certain members of optionsXpress’ management.
Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by optionsXpress’ stockholders and the receipt of required regulatory and antitrust approvals. The Merger Agreement contains customary representations, warranties and covenants of optionsXpress, Schwab and Merger Sub, including, among others things, optionsXpress’ covenants (i) to have its board of directors recommend approval of the Merger Agreement by optionsXpress’ stockholders, subject to a “fiduciary-out” provision that allows optionsXpress under certain circumstances to provide information and participate in discussions with respect to unsolicited alternative acquisition proposals, (ii) not to solicit alternate transactions and (iii) to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Merger and refrain from taking various non-ordinary course actions during that period.
The Merger Agreement contains certain termination rights for both optionsXpress and Schwab and, further provides that, upon the termination of the Merger Agreement under specified circumstances, generally including an alternative business combination transaction, optionsXpress will owe Schwab a cash termination fee of $41.9 million.

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
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2011, we had $234.8 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Schwab Merger Litigation
In March and April 2011, ten purported class action lawsuits were filed on behalf of optionsXpress shareholders related to the Schwab Merger (See Note 3). These suits name optionsXpress, members of optionsXpress’ board of directors, Schwab and Neon Acquisition Corp. as defendants.
Seven complaints have been filed in the Circuit Court of Cook County, Illinois. Seven lawsuits have been filed in the Circuit Court of Cook County, Illinois: Kolton v. Gray, et al. (Civ. Action No. 11CH10657) was filed on March 21, 2011; Page v. optionsXpress Holdings, Inc., et al. (Case No. 11CH10845) was filed on March 22, 2011; Thomas v. optionsXpress Holdings, Inc., et al. (Case No. 11CH10898) was filed on March 22, 2011; Shotter v. optionsXpress Holdings, Inc., et al. (Case No. 11CH11957) was filed on March 29, 2011; Dworkin v. optionsXpress Holdings, Inc., et al. (Case No. 11CH12445) was filed on March 31, 2011; Raymon v. optionsXpress Holdings, Inc., et al. (Case No. 11CH12710) was filed on April 4, 2011; and Marks v. optionsXpress Holdings, Inc. et al. (Case No. 11CH12764) was filed on April 5, 2011. By orders dated April 6 and April 27, 2011 the Illinois Court consolidated these lawsuits under the caption Kolton v. Gray, et al. (Civ. Action No. 11CH10657). Three additional lawsuits were filed in the Court of Chancery in the State of Delaware: Oakes v. Bennett, et al. (C.A. No. 6314-VCL) was filed March 25, 2011; Collipi v. optionsXpress Holdings, Inc., et al. (C.A. No. 6337-VCL) was filed April 1, 2011; and Kokolis v. optionsXpress Holdings, Inc., et al. (C.A. No. 6353-VCL) was filed on April 6, 2011. The Delaware Chancery Court ordered these three lawsuits consolidated under the caption In re optionsXpress Holdings, Inc. Shareholder Litigation (Consolidated C.A. No. 6314-VCL) on April 25, 2011 and stayed the action in favor of the Illinois consolidated action on April 28, 2011. The complaints generally allege that (i) members of optionsXpress’ board of directors breached their fiduciary duties owed to optionsXpress’ stockholders by approving the merger agreement at an unfair price and through an unfair process and by agreeing to certain deal protection devices; and (ii) the transaction unfairly benefits certain members of optionsXpress’ board of directors, including the Chief Executive Officer, to the disadvantage of other optionsXpress stockholders. The complaints also allege that Schwab and Neon Acquisition Corp. aided and abetted the alleged fiduciary breaches by the individual defendants. Additionally, the consolidated Delaware complaint alleges optionsXpress’ board of directors breached their fiduciary duties owed to optionsXpress stockholders by failing to disclose material information related to the Schwab Merger. The complaints seek, among other relief, to enjoin the transaction, rescission in the event the transaction is completed, an order directing defendants to account to plaintiff and other members of the putative class for all damages caused by their breaches, and an award of costs and disbursements, including reasonable attorneys’ and expert fees.
We believe these lawsuits to be without merit, and intend to contest the plaintiffs’ claims. There can be no assurance, however, with regard to the outcome of the lawsuits.

Item 1A.	— Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 lists in more detail various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” Except as set forth below, there have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K. We encourage you to review that information and to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.
Uncertainty about the Schwab Merger and diversions of management could harm us, whether or not the Schwab Merger is completed.
In response to the announcement of the Schwab Merger, existing or prospective customers and counterparties of ours may delay or defer decisions concerning us or they may seek to change their existing business relationships with us. In addition, as a result of the Schwab Merger, current and prospective employees could experience uncertainty about their future with us or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the Schwab Merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect our business relationships. If the Schwab Merger is not completed as anticipated, the adverse effects of these uncertainties and the diversion of management could be exacerbated by the delay.
Failure to complete the Schwab Merger for regulatory or other reasons could adversely affect our stock price and our future business and financial results.
Completion of the Schwab Merger is conditioned upon, among other things, the receipt of certain regulatory approvals, including from FINRA, and approval of our stockholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the Schwab Merger. If we fail to complete the Schwab Merger, we will remain liable for significant transaction costs, including legal and accounting fees, and may be required, in certain circumstances, to pay a termination fee of $41.9 million. In addition, the current market price of our common stock may reflect a market assumption that the Schwab Merger will occur, and a failure to complete the Schwab Merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock.

Item 2.	— Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer
The following table provides information about our repurchases of our common stock during the three months ended March 31, 2011:

				Total
				Number of	Approximate
				Shares	Dollar Value
				Purchased	of Shares that
				as Part of	May Yet Be
				Publicly	Purchased
	Total			Announced	Under the
	Number of		Average	Plans or	Plans or
	Shares		Price Paid	Programs	Programs
Period	Purchased		per Share	(3)	(4)(5)(6)
January 1, 2011 through January 31, 2011	—		$—	—	$20,999,540
February 1, 2011 through February 28, 2011	—		—	—	20,999,540
March 1, 2011 through March 31, 2011	100,000	(1)	15.60	100,000	20,999,540

	100,000	(2)	$15.60	100,000	$20,999,540

(1)	Shares were repurchased from Ned. W. Bennett, our Executive Vice Chairman pursuant to the Bennett Stock Purchase Agreement.

(2)	Represents repurchased shares which were retired to authorized, but unissued.

(3)	Please see Part I — Item 1. — “Notes to Condensed Consolidated Financial Statements —4. Capitalization” for additional information regarding our repurchase programs.

(4)	Does not include shares that may be repurchased from Ned. W. Bennett, our Executive Vice Chairman and founder pursuant to the Bennett Stock Purchase Agreement.

(5)	Includes shares that may yet be repurchased by us pursuant to the 2008 Repurchase Program.

(6)	Includes shares that may yet be repurchased by us pursuant to the 2009 Repurchase Program.

Item 6. — Exhibits

Exhibit	Description

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2011	optionsXpress Holdings, Inc. (Registrant)
	By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002