Form 10-Q
period 2011-06-30
optionsXpress Holdings, Inc.
filed 2011-08-09
CIK 1299688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2011, there were 57,534,943 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$50,153	$100,875
Cash and investments segregated in compliance with federal regulations	1,127,398	945,870
Receivables from brokerage customers, net	252,241	235,589
Receivables from brokers, dealers and clearing organizations	13,441	25,686
Investments in securities	10,562	11,442
Deposits with clearing organizations	20,712	20,480
Fixed assets, (net of accumulated depreciation and amortization of $30,373 and $26,904 at June 30, 2011 and December 31, 2010, respectively)	11,062	11,345
Goodwill	87,489	85,360
Other intangible assets, net	3,691	4,837
Other assets	39,968	31,434

Total assets	$1,616,717	$1,472,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables to brokerage customers	$1,322,206	$1,193,479
Payables to brokers, dealers and clearing organizations	4,551	1,711
Accrued liabilities and accounts payable	23,907	19,471
Current and deferred income taxes	562	651
Other liabilities	25,812	32,521
Long-term debt	110,400	120,000

Total liabilities	1,487,438	1,367,833

Stockholders’ equity
Common stock, $0.0001 par value (250,000 shares authorized; 57,531 and 57,475 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	6	6
Preferred stock, $0.0001 par value (75,000 shares authorized; none issued)	—	—
Additional paid-in capital	16,706	15,642
Accumulated other comprehensive loss	(839)	(859)
Non-controlling interests	225	185
Retained earnings	113,181	90,111

Total stockholders’ equity	129,279	105,085

Total liabilities and stockholders’ equity	$1,616,717	$1,472,918

See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Commissions	$41,764	$44,713	$87,160	$84,311
Other brokerage-related revenue	4,730	5,243	10,581	9,741
Interest revenue and fees	3,857	4,826	8,140	9,593
Interest expense	(58)	(56)	(128)	(107)

Net interest revenue and fees	3,799	4,770	8,012	9,486
Education revenue	5,524	7,707	10,907	15,237
Other income	3,374	3,067	8,428	3,756

Net revenues	59,191	65,500	125,088	122,531

Expenses:
Compensation and benefits	12,046	11,854	24,367	23,502
Brokerage, clearing and other related expenses	10,407	10,250	20,151	19,268
Brokerage advertising	4,600	5,747	9,983	10,116
Education marketing and fulfillment	3,849	4,986	6,892	10,281
Depreciation and amortization	2,180	2,277	4,346	4,568
Loan interest and fees	1,001	—	2,014	—
Other general and administrative	10,117	5,772	20,099	11,331

Total expenses	44,200	40,886	87,852	79,066

Income before income taxes of consolidated companies	14,991	24,614	37,236	43,465
Income taxes	6,133	9,005	14,126	15,951

Net income of consolidated companies	8,858	15,609	23,110	27,514
Net income attributable to non-controlling interests	16	22	40	39

Net income	$8,842	$15,587	$23,070	$27,475

Earnings per common share:
Basic	$0.15	$0.27	$0.40	$0.48
Diluted	$0.15	$0.27	$0.40	$0.48

Weighted-average number of common shares:
Basic	57,497	57,403	57,477	57,434
Diluted	57,861	57,611	57,845	57,643
Dividends declared per share	$—	$—	$—	$—
See accompanying notes.

optionsXpress Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data)

	Six Months Ended
	June 30,	June 30,
	2011	2010
Operating activities
Net income	$23,070	$27,475
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	4,346	4,568
Stock-based compensation	2,132	2,352
(Reduction) excess of tax benefit for stock-based compensation	(280)	18
Deferred income taxes	865	1,078
(Decrease) increase in contingent liability	(6,275)	112
Unrealized (gain) loss, deferred rent and other	(332)	(231)
Changes in operating assets and liabilities:
(Increase) decrease in:
Cash and investments segregated in compliance with federal regulations	(181,528)	(10,034)
Receivables from brokerage customers, net	(16,652)	(45,535)
Receivables from brokers, dealers and clearing organizations	12,245	87,381
Investments in securities	—	27,750
Deposits with clearing organizations	(232)	10,208
Other assets	(7,282)	(6,765)
Increase (decrease) in:
Payables to brokerage customers	128,727	(104,255)
Payables to brokers, dealers and clearing organizations	2,840	4,820
Accrued liabilities and accounts payable	2,089	761
Current income taxes	(2,211)	(914)
Other liabilities	310	(478)

Net cash used in operating activities	(38,168)	(1,689)
Investing activities
Proceeds from sales and maturities of investments in securities	700	3,200
Purchases and development of computer software	(1,380)	(2,103)
Purchases of fixed assets	(1,708)	(817)

Net cash (used in) provided by investing activities	(2,388)	280
Financing activities
Payment of long-term debt	(9,600)	—
Exercise of stock options	605	81
Excess tax benefit for stock-based compensation	280	(18)
Purchases through employee stock purchase plan	24	24
Stock repurchases	(1,560)	(2,874)

Net cash used in financing activities	(10,251)	(2,787)
Effect of exchange rates on cash and cash equivalents	85	(94)

Net decrease in cash and cash equivalents	(50,722)	(4,290)

Cash and cash equivalents, beginning of period	100,875	178,989

Cash and cash equivalents, end of period	$50,153	$174,699

Supplemental disclosure of cash flow information:
Income taxes paid	$15,293	$15,830
Interest paid	1,893	107
Supplemental disclosure of non-cash activity:
Non-cash foreign currency translation gain	134	88
Non-cash change in unrealized (loss) gain on available for sale investments in securities	51	340
Non-cash gain from CBOE seat exchanged for initial public offering stock	—	2,053
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
In the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2011 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.
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
optionsXpress, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), the Securities Investor Protection Corporation (“SIPC”), the National Securities Clearing Corporation and the Depository Trust Company (together, the Depository Trust & Clearing Corporation or “DTCC”), and the Options Clearing Corporation (“OCC”). optionsXpress, Inc. is also a member of various exchanges, including the Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, the BATS Exchange, the NYSE Amex Options Exchange, the NASDAQ Options Market, the NYSE Arca Exchange, and the NASDAQ OMX PHLX Exchange. brokersXpress LLC is a broker-dealer registered with the SEC and a member of FINRA and SIPC. In addition, optionsXpress, Inc., brokersXpress LLC and Open E Cry, LLC (“OEC”, formerly known as Open E Cry) are registered with the Commodity Futures Trading Commission (“CFTC”) and are members of the National Futures Association (“NFA”). optionsXpress Canada Corp. is provincially registered and registered with the Investment Industry Regulatory Organization of Canada. optionsXpress Singapore Pte. Ltd. is registered with and licensed by the Monetary Authority of Singapore. optionsXpress Europe, B.V. is registered with and licensed by the Netherlands Authority for the Financial Markets and has obtained passport licensure in various European Union countries. optionsXpress Australia Pty Limited is registered with and licensed by the Australian Securities & Investments Commission. Xpresstrade, LLC became a registered Retail Foreign Exchange Dealer (“RFED”) with the National Futures Association in July 2011.
The Company’s education services segment offers a full range of education products and services which cover a broad range of financial products including stock, market analysis, options, foreign exchange and financial planning. The education services business is conducted through Optionetics, Inc., a subsidiary of the Company and its affiliates (collectively, “Optionetics”).
2. Summary of Significant Accounting Policies
Except as described in the following paragraph, there have been no changes in the significant accounting policies from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Fair Value of Financial Instruments — In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) , by requiring additional disclosures regarding fair value measurements. As a supplement to the additional required fair value measurement disclosures regarding assets and liabilities that were effective for the Company’s fiscal year beginning January 1, 2010, FASB requires further disclosures effective for fiscal periods beginning after December 15, 2010. Specifically, the additional amendment requires the purchases, sales, issuances and settlements of Level 3 assets and liabilities to be shown on a gross basis in a roll forward table. This amendment to ASU 2010-06 is effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

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
As part of the Schwab Merger, Schwab has entered into retention agreements with certain members of optionsXpress’ management. Consummation of the Schwab Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by optionsXpress’ stockholders and the receipt of required regulatory and antitrust approvals. The Merger Agreement contains customary representations, warranties and covenants of optionsXpress, Schwab and Merger Sub, including, among others things, optionsXpress’ covenants (i) to have its board of directors (the “Board”) recommend approval of the Merger Agreement by optionsXpress’ stockholders, subject to a “fiduciary-out” provision that allows optionsXpress under certain circumstances to provide information and participate in discussions with respect to unsolicited alternative acquisition proposals, (ii) not to solicit alternate transactions and (iii) to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Schwab Merger and refrain from taking various non-ordinary course actions during that period.
The Merger Agreement contains certain termination rights for both optionsXpress and Schwab and, further provides that, upon the termination of the Merger Agreement under specified circumstances, generally including an alternative business combination transaction, optionsXpress will owe Schwab a cash termination fee of $41,900.
Transaction costs of approximately $5.5 million were incurred related to the pending Schwab Merger for the six months ended June 30, 2011.
4. Goodwill
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill:

Balance, January 1, 2011	$85,360
Contingent consideration for OEC acquisition	2,129

Balance, June 30, 2011	$87,489

In performing the annual impairment test, the Company utilized quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company’s reporting units based on operating revenues, and was compared to the carrying value of the respective reporting unit. No impairment of goodwill was determined for the six months ended June 30, 2011. All of the goodwill has been allocated to the brokerage services segment. The Company amortizes goodwill for income tax purposes on a straight-line basis over a period of fifteen years with the exception of the goodwill recognized from the Optionetics acquisition, which is non-deductible for income tax purposes.
5. Capitalization
Common Stock
At June 30, 2011, the Company had 250,000 shares of $0.0001 par value common stock authorized. Of the authorized common stock, 57,531 shares were issued and outstanding.
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
For the six months ended June 30, 2011, the Company has repurchased 100 shares of its common stock in aggregate under these programs at a total cost of $1,560, or an average cost of $15.60 per share. Since inception, the Company has repurchased 6,350 shares of its common stock in aggregate under these programs at a total cost of $111,350, or an average cost of $17.53 per share. The repurchased shares were retired to authorized, but unissued shares. The Company does not plan on repurchasing any additional shares pending the consummation of the Schwab Merger.
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
Financial Assets and Liabilities
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities owned, at fair value, including $5,212 of money market funds included in cash and cash and equivalents that are pledged as collateral for a letter of credit, and financial instruments sold but not yet purchased at fair value as of June 30, 2011 and December 31, 2010:

June 30, 2011	Level 1(1)	Level 2(2)	Level 3(3)	Total
Financial assets, at fair value:

Money market funds included in cash and cash equivalents	$10,413	$—	$—	$10,413
U.S. treasury securities included in deposits with clearing organizations	11,000	—	—	11,000
Corporate equities and derivatives included in other assets	27,926	—	—	27,926
Investments in securities	—	—	10,562	10,562

	$49,339	$—	$10,562	$59,901

Financial liabilities, at fair value:

Corporate equities and derivatives included in other liabilities	$17,046	$—	$—	$17,046

	$17,046	$—	$—	$17,046

December 31, 2010	Level 1(1)	Level 2(2)	Level 3(3)	Total
Financial assets, at fair value:

Money market funds included in cash and cash equivalents	$9,674	$—	$—	$9,674
U.S. treasury securities included in deposits with clearing organizations	11,960	—	—	11,960
Corporate equities and derivatives included in other assets	20,143	823	—	20,966
Investments in securities	—	—	11,442	11,442

	$41,777	$823	$11,442	$54,042

Financial liabilities, at fair value:

Corporate equities and derivatives included in other liabilities	$17,661	$—	$—	$17,661

	$17,661	$—	$—	$17,661

(1)
All of the Company’s assets and liabilities included in Level 1 of the fair value hierarchy are exchange traded securities or have quoted market prices in active markets for identical assets or liabilities.

(2)	Level 2 assets represent publicly traded shares that are restricted as part of an initial public offering and are valued based on the quoted market price less any discount for that restriction.

(3)	Level 3 assets represent 17.6% and 21.2% of all financial assets measured at fair value at June 30, 2011 and December 31, 2010, respectively (see below for further information).
The following table provides a reconciliation of the beginning and ending balances for the major classes of financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Investments
in
Securities
Assets
Balance, January 1, 2011	$11,442
Total gains/(losses), realized and unrealized	(180)
Redemptions	(700)

Balance, June 30, 2011	$10,562

The Company’s Level 3 financial assets are comprised of auction rate securities (“ARS”). The Company’s ARS are backed by United States Department of Education-guaranteed student loans issued under the Federal Family Education Loan Program (“FFELP”). The Company’s ARS are marketable securities with long-term stated maturities (during years 2034-2040) for which the interest rates are reset through periodic short-term auctions every 35 days, depending on the issue. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all of the Company’s ARS have failed since February 2008. A failed auction is not a default of the debt instrument and the ARS holder continues to receive interest payments when the auctions fail. All of the Company’s ARS are current with respect to the receipt of interest payments according to the stated terms of each ARS indenture. The Company believes that it has the ability and intent, if necessary, to hold its ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops. Since the ARS markets began failing on February 14, 2008, $96,275 of the Company’s ARS securities have been redeemed by issuers or the Company’s brokers at par.
At June 30, 2011, there was insufficient observable ARS market information available to determine the market value of the Company’s investments in ARS. Therefore, the Company has continued to designate the ARS as Level 3 financial assets under ASC 820 and estimated the Level 3 fair values for these securities by using the income method, incorporating assumptions that market participants would use in their estimates of fair value. The Company calculated income by developing a discounted cash flow model based on the expected cash flows from the ARS compared to a market rate. Based on the Company’s analysis, the weighted average economic life was estimated to be approximately four years. For the fair market interest rates used in its discounted cash flow, the Company used a current market rate for liquid debt instruments of similar underlying assets and credit quality, with spreads of approximately 150bps-250bps over the London Interbank Offered Rate.

The Company has classified the remaining $11,300 in par value ARS as available-for-sale securities. At June 30, 2011, the Company’s calculation of fair value of the ARS implied an impairment of fair value of approximately $738, which has been recorded through accumulated other comprehensive loss on the condensed consolidated statement of financial condition, and the carrying fair value of the ARS was approximately $10,562.
Non-Financial Assets and Liabilities
Non-financial assets and liabilities subject to fair value measurements include customer relationships included in other intangible assets and a contingent liability included in other liabilities. At June 30, 2011 and December 31, 2010, there was significant unobservable information used to determine the market value for these non-financial assets and liabilities. Therefore, the Company has continued to designate the customer relationships’ intangible assets and the contingent liability as Level 3 non-financial assets and liabilities, respectively, under ASC 820.
The Company reviews other intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company’s finite-lived intangible assets is evaluated by comparing the current and forecasted cash flows associated with the assets to the assets’ carrying values. The fair value of the Company’s customer relationships’ intangible assets were $3,569 at December 31, 2010 and $2,517 at June 30, 2011. For the six months ended June 30, 2011, the Company determined that one of its customer relationships’ intangible assets was deemed to be non-recoverable. The Company used the market approach to determine the fair value of this intangible asset and, as a result, recorded $337 of impairment charges in other general and administrative expenses. For the six months ended June 30, 2010, no impairment was recorded against the Company’s customer relationships intangible assets.
The Company’s non-financial liabilities include a contingent liability for accrued contingent consideration related to the acquisition of Optionetics. The accrued contingent consideration is payable for a period of five years following the acquisition and is based on the profitability of the business acquired and the number of funded brokerage accounts referred to the Company’s brokerage services segment in the year the contingent consideration is paid. Depending on the level of performance, the contingent consideration can range from zero to $7,000 for each of the first five years following the acquisition date of May 4, 2009. The fair value is based on the estimated projected future performance of Optionetics, the time remaining on the liability and the estimated market debt rate for the Company. The fair value of the contingent liability was $8,876 at December 31, 2010 and $2,601 at June 30, 2011.
7. Derivative Instruments
To help provide customers with improved trade execution, the Company at times enters into proprietary short-term positions in equity option and equity securities. The Company attempts to hedge these positions so that changes in market prices do not materially change the value of its securities. Any gains/losses from this trading activity are recognized as part of other brokerage-related revenue in the condensed consolidated statement of operations. For the six months ended June 30, 2011 and 2010, the total gains from the Company’s proprietary trading activities were $1,890 and $1,603, respectively.
8. Contingencies and Guarantees
General Contingencies
The Company extends margin credit and leverage to its customers, which are subject to various regulatory and clearing firm margin requirements. Cash and securities in customers’ accounts collateralize margin credit balances. Leverage involves securing a large potential future obligation with a lesser amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements, or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company is exposed to credit risk when its customers execute transactions, such as short sales of options, equities or futures transactions that can expose them to risk beyond their invested capital. As of June 30, 2011 and December 31, 2010, the Company had $245,074 and $231,170, respectively, in credit extended to its customers. In addition, the Company may be obligated for margin extended to the Company’s customers by its third-party clearing agents on collateralized securities and futures positions.
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
Other assets and other liabilities on the condensed consolidated statement of financial condition include premiums on unrealized gains and losses for written and purchased options contracts. These contracts are subject to varying degrees of market risk. In addition, the Company has sold securities that it does not currently own (see Note 7), and therefore will be obligated to purchase such securities at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2011, at the fair values of the related securities, and will incur losses if the fair values of these securities increase subsequent to June 30, 2011.
Legal Contingencies
In the ordinary course of business, the Company is subject to lawsuits, arbitrations, claims, administrative or regulatory examinations and other legal or regulatory proceedings. Management cannot predict with certainty the outcome of pending legal and regulatory proceedings. A substantial adverse judgment or other resolution regarding the proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the outcome of any pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
As previously disclosed in the Company’s Quarterly Report on Form 10Q filed with the SEC on May 10, 2011, a number of purported class action lawsuits were filed by optionsXpress stockholders challenging Schwab’s proposed acquisition of optionsXpress. These suits name as defendants optionsXpress, members of optionsXpress’ board of directors, Schwab and Neon Acquisition Corp. (collectively referred to as defendants).
On July 29, 2011, the parties entered into a settlement agreement to resolve all claims related to the merger. Per the terms of the Memorandum of Understanding entered into by the parties on June 22, 2011, the parties agreed that, in exchange for full releases of all claims related to the Schwab Merger, defendants would provide supplemental disclosures to the amended Registration Statement on Form S-4, which was filed by Schwab with the SEC on July 22, 2011. Defendants have also agreed not to oppose any fee application by plaintiffs’ counsel that does not exceed $650. The settlement is subject to final documentation and court approval and is conditioned on consummation of the Schwab Merger. Defendants deny any wrongdoing in connection with the Schwab Merger and believe the claims lack merit. In the event the settlement is not finalized, the remaining defendants will continue to defend the claims vigorously.
Guarantees
The Company introduces its Canadian securities customers’ accounts to a clearing broker who clears and carries all customer securities account activity. The Company clears its futures and foreign exchange transactions on an omnibus account basis through several futures commission merchants and a third-party RFED. The Company has agreed to indemnify its third-party clearing broker, all of its clearing futures commission merchants and its clearing RFED for any losses that they may sustain for the customer accounts introduced to them by the Company.
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
9. Earnings Per Share
The computations of basic and diluted EPS were as follows for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$8,842	$15,587	$23,070	$27,475

Weighted-average number of common shares outstanding — basic	57,497	57,403	57,477	57,434
Effect of dilutive securities	364	208	368	209

Weighted-average number of common shares outstanding — diluted	57,861	57,611	57,845	57,643

Basic EPS	$0.15	$0.27	$0.40	$0.48
Diluted EPS	$0.15	$0.27	$0.40	$0.48

10. Stock-Based Compensation
The Company maintains three stock compensation plans: the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan, and the 2008 Equity Incentive Plan, or collectively, the equity incentive plans. All of the options outstanding pursuant to the stock compensation plans at June 30, 2011 are options to buy common stock of the Company granted to employees or directors of the Company.
Stock-based compensation for the six months ended June 30, 2011 and June 30, 2010 was $2,435 and $2,352, respectively. As of June 30, 2011, the total compensation cost related to stock options and deferred shares not yet vested and recognized was estimated to be $6,016. This compensation cost related to stock options and deferred shares is expected to be recognized over a weighted average period of 2.91 years and 3.74 years, respectively. As of June 30, 2011, the aggregate intrinsic value of the total outstanding stock options and deferred shares was $5,875 and $8,529, respectively, and the aggregate intrinsic value of the total exercisable stock options was $3,537. During the six months ended June 30, 2011, 155 shares were issued pursuant to the Company’s equity incentive plans.
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
As of June 30, 2011, optionsXpress, Inc. had net capital requirements of $20,000 and net capital of $84,325. As of June 30, 2010, optionsXpress, Inc. had net capital requirements of $14,392 and net capital of $103,993. All of the Company’s other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. The net capital rules may effectively restrict the payment of cash distributions or other equity withdrawals.
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
Information concerning the Company’s operations by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Revenues	2011	2010	2011	2010
Brokerage Services	$53,859	$57,797	$114,550	$107,288
Education Services	6,003	8,186	11,867	16,200
Eliminations	(671)	(483)	(1,329)	(957)

Total	$59,191	$65,500	$125,088	$122,531

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income (Loss) before Income Taxes	2011	2010	2011	2010
Brokerage Services	$16,776	$25,637	$40,352	$45,973
Education Services	(1,801)	(1,045)	(3,156)	(2,547)
Non-controlling interests	16	22	40	39

Total	$14,991	$24,614	$37,236	$43,465

	As of	As of
	June 30,	December 31,
	2011	2010
Assets
Brokerage Services	$1,607,790	$1,465,944
Education Services	12,963	10,008
Eliminations	(4,036)	(3,034)

Total	$1,616,717	$1,472,918

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

Results of Operations
The following table sets forth our total net revenues and condensed consolidated statements of operations data for the periods presented as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Results of Operations
Net revenues (in thousands)	$59,191	$65,500	$125,088	$122,531
Compensation and benefits	20.3%	18.1%	19.5%	19.2%
Brokerage, clearing, and other related expenses	17.6	15.6	16.1	15.7
Brokerage advertising	7.8	8.8	8.0	8.3
Education marketing and fulfillment	6.5	7.6	5.5	8.4
Depreciation and amortization	3.7	3.5	3.5	3.7
Loan interest and fees	1.7	—	1.6	—
Other general and administrative	17.1	8.8	16.1	9.3
Income before income taxes	25.3	37.6	29.7	35.4
Income taxes	10.4	13.8	11.3	13.0
Net income	14.9	23.8	18.4	22.4
Statistical Data
The following table sets forth our statistical data for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Statistical Data
Number of customer accounts (at period end) (1)	397,400	365,500	397,400	365,500
Daily average revenue trades (“DARTs”) (2) Retail DARTs	32,200	32,700	34,400	31,500
Institutional DARTs	15,300	17,100	14,700	15,700

Total DARTs	47,500	49,800	49,100	47,200
Customer trades per account (3)	30	35	32	33
Average commission per trade	$13.94	$14.26	$14.23	$14.40
Option trades as a % of total trades	43%	40%	44%	41%
Brokerage advertising expense per net new customer account (4)	$568	$737	$556	$707
Total client assets (000s)	$8,403,112	$7,030,199	$8,403,112	$7,030,199
Client margin balances (000s)	$227,595	$204,194	$227,595	$204,194

(1)	Customer accounts are open, numbered accounts.

(2)	DARTs are total revenue-generating trades for a period divided by the number of trading days in that period.

(3)	Customer trades per account are total trades divided by the average number of total customer accounts during the period. Customer trades are annualized.

(4)	Calculated based on total net new customer accounts opened during the period.

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 31,900 to 397,400, or 8.7%;

•	total trades decreased by 140,200 to 2,995,200, or 4.5% and

•	average commission per trade decreased by $0.32 to $13.94, or 2.2%.
Commissions
Commissions decreased $2.9 million, or 6.6%, for the three months ended June 30, 2011 to $41.8 million compared to $44.7 million for the three months ended June 30, 2010. The decrease in commissions was primarily the result of the 4.5% decrease in the total number of trades and the 2.2% decrease of the average commission per trade.
Other brokerage-related revenue
Other brokerage-related revenue decreased $0.5 million, or 9.8%, to $4.7 million for the three months ended June 30, 2011 compared to $5.2 million for the three months ended June 30, 2010. The decrease in other brokerage-related revenue was due to a decrease in the payment for order flow rate per contract captured for our option order flow and a decrease in the number of option contracts traded.
Net interest revenue and fees
Net interest revenue and fees decreased $1.0 million, or 20.4%, to $3.8 million for the three months ended June 30, 2011 compared to $4.8 million for the three months ended June 30, 2010. The decrease in net interest revenue and fees was primarily the result of a decline in short-term interest rates.
Education revenue
Education revenue decreased $2.2 million, or 28.3%, to $5.5 million for the three months ended June 30, 2011 compared to $7.7 million for the three months ended June 30, 2010. The decrease in education revenue was primarily due to lower revenue from seminar sales.
Other income
Other income increased $0.3 million, or 10.0%, to $3.4 million for the three months ended June 30, 2011 compared to $3.1 million for the three months ended June 30, 2010. The increase in other income is due primarily to the reduction in fair value of the contingent liability from the Optionetics acquisition which was largely offset by the gain recognized from the CBOE initial public offering in June 2010.
Compensation and benefits
Compensation and benefits expenses increased $0.1 million, or 1.6%, to $12.0 million for the three months ended June 30, 2011 from $11.9 million for the three months ended June 30, 2010. The increase in compensation and benefits expenses was largely due to an increased bonus accrual.
Brokerage, clearing, and other related expenses
Brokerage, clearing and other related expenses increased $0.1 million, or 1.5%, to $10.4 million for the three months ended June 30, 2011 from $10.3 million for the three months ended June 30, 2010. Brokerage, clearing and other related expenses increased primarily due to higher payouts to the independent registered representatives and advisors of our OEC subsidiary.
Brokerage advertising
Brokerage advertising expenses decreased $1.1 million, or 20.0%, to $4.6 million for the three months ended June 30, 2011 from $5.7 million for the three months ended June 30, 2010. Brokerage advertising expenses decreased due to reduced spending across all marketing channels. Brokerage advertising expenses per net new customer account decreased to $568 for the three months ended June 30, 2011 from $737 for the three months ended June 30, 2010.

Education marketing and fulfillment
Education marketing and fulfillment expenses decreased $1.2 million, or 22.8%, to $3.8 million for the three months ended June 30, 2011 compared to $5.0 million for the three months ended June 30, 2010. Education marketing and fulfillment expenses decreased primarily due to lower marketing expenses incurred for preview events.
Depreciation and amortization
Depreciation and amortization expenses decreased $0.1 million, or 4.3%, to $2.2 million for the three months ended June 30, 2011 from $2.3 million for the three months ended June 30, 2010. Lower depreciation and amortization expenses were due to a reduced level of fixed assets being depreciated and amortized.
Loan interest and fees
Loan interest and fees was $1.0 million for the three months ended June 30, 2011. Prior to the long-term debt we acquired on November 22, 2010, we did not have any expenses related to loan interest and fees.
Other general and administrative
Other general and administrative expenses increased $4.3 million, or 75.3%, to $10.1 million for the three months ended June 30, 2011 from $5.8 million for the three months ended June 30, 2010 primarily due to one-time costs to resolve a legal matter related to a customer of approximately $2.6 million and costs pertaining to the pending merger with The Charles Schwab Corporation.
Income taxes
Income taxes decreased $2.9 million, or 31.9%, to $6.1 million for the three months ended June 30, 2011 from $9.0 million for the three months ended June 30, 2010. Lower income taxes were primarily due to the 39.1% decrease in income before income taxes.
Net income
As a result of the foregoing, we reported $8.8 million in net income for the three months ended June 30, 2011, compared to $15.6 million in net income for the three months ended June 30, 2010, a decrease of $6.8 million, or 43.3%.
Segment information
Brokerage Services
Brokerage services net revenues decreased $3.9 million, or 6.8% to $53.9 million for the three months ended June 30, 2011 compared to the $57.8 million for the three months ended June 30, 2010 due to the decrease in commissions, other brokerage-related revenue and net interest revenue and fees. Income before income taxes decreased $8.8 million, or 34.6%, to $16.8 million for the three months ended June 30, 2011 compared to the $25.6 million for the three months ended June 30, 2010 primarily due to the overall decrease in net revenues and the increase in other general and administrative expenses.
Education Services
Education services net revenues decreased $2.2 million, or 26.7% to $6.0 million for the three months ended June 30, 2011 compared to the $8.2 million for the three months ended June 30, 2010 primarily due to lower seminar sales. The loss before income taxes increased $0.8 million, or 72.3%, to $(1.8) million for the three months ended June 30, 2011 compared to the $(1.0) million for the three months ended June 30, 2010 due to lower revenues from seminar sales, which were partially offset by lower marketing expenses for preview events.
Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010
Overview
Our results for the period reflect the following principal factors:
•	total customer accounts increased by 31,900 to 397,400, or 8.7%;

•	total trades increased by 270,200 to 6,126,800, or 4.6% and

•	average commission per trade decreased by $0.17 to $14.23, or 1.2%.

Commissions
Commissions increased $2.9 million, or 3.4%, for the six months ended June 30, 2011 to $87.2 million compared to $84.3 million for the six months ended June 30, 2010. The increase in commissions was primarily the result of the 4.6% increase in the total number of trades which was partially offset by the 1.2% decrease of the average commission per trade.
Other brokerage-related revenue
Other brokerage-related revenue increased $0.9 million, or 8.6%, to $10.6 million for the six months ended June 30, 2011 compared to $9.7 million for the six months ended June 30, 2010. The increase in other brokerage-related revenue was due to an increase in the payment for order flow rate per contract captured for our option order flow and an increase in the number of option contracts traded.
Net interest revenue and fees
Net interest revenue and fees decreased $1.5 million, or 15.5%, to $8.0 million for the six months ended June 30, 2011 compared to $9.5 million for the six months ended June 30, 2010. The decrease in net interest revenue and fees was primarily the result of a decline in short-term interest rates.
Education revenue
Education revenue decreased $4.3 million, or 28.4%, to $10.9 million for the six months ended June 30, 2011 compared to $15.2 million for the six months ended June 30, 2010. The decrease in education revenue was primarily due to lower revenue from seminar sales.
Other income
Other income increased $4.6 million, or 124.4%, to $8.4 million for the six months ended June 30, 2011 compared to $3.8 million for the six months ended June 30, 2010. The increase in other income is due primarily to the reduction in fair value of the contingent liability from the Optionetics acquisition.
Compensation and benefits
Compensation and benefits expenses increased $0.9 million, or 3.7%, to $24.4 million for the six months ended June 30, 2011 from $23.5 million for the six months ended June 30, 2010. The increase in compensation and benefits expenses was largely due to an increased bonus accrual.
Brokerage, clearing, and other related expenses
Brokerage, clearing and other related expenses increased $0.9 million, or 4.6%, to $20.2 million for the six months ended June 30, 2011 from $19.3 million for the six months ended June 30, 2010. Brokerage, clearing and other related expenses increased primarily due to higher payouts to the independent registered representatives and advisors of our brokersXpress subsidiary.
Brokerage advertising
Brokerage advertising expenses decreased $0.1 million, or 1.3%, to $10.0 million for the six months ended June 30, 2011 from $10.1 million for the six months ended June 30, 2010. Brokerage advertising expenses decreased due to reduced spending across all marketing channels. Brokerage advertising expenses per net new customer account decreased to $556 for the six months ended June 30, 2011 from $707 for the six months ended June 30, 2010.
Education marketing and fulfillment
Education marketing and fulfillment expenses decreased $3.4 million, or 33.0%, to $6.9 million for the six months ended June 30, 2011 compared to $10.3 million for the six months ended June 30, 2010. Education marketing and fulfillment expenses decreased primarily due to lower marketing expenses incurred for preview events.
Depreciation and amortization
Depreciation and amortization expenses decreased $0.3 million, or 4.9%, to $4.3 million for the six months ended June 30, 2011 from $4.6 million for the six months ended June 30, 2010. Lower depreciation and amortization expenses were due to a reduced level of fixed assets being depreciated and amortized.
Loan interest and fees
Loan interest and fees was $2.0 million for the six months ended June 30, 2011. Prior to the long-term debt we acquired on November 22, 2010, we did not have any expenses related to loan interest and fees.

Other general and administrative
Other general and administrative expenses increased $8.8 million, or 77.4%, to $20.1 million for the six months ended June 30, 2011 from $11.3 million for the six months ended June 30, 2010 primarily due to the transaction costs pertaining to the pending merger with The Charles Schwab Corporation and one-time costs to resolve a legal matter related to a customer of approximately $2.6 million.
Income taxes
Income taxes decreased $1.9 million, or 11.4%, to $14.1 million for the six months ended June 30, 2011 from $16.0 million for the six months ended June 30, 2010. Lower income taxes were primarily due to the 14.3% decrease in income before income taxes.
Net income
As a result of the foregoing, we reported $23.1 million in net income for the six months ended June 30, 2011, compared to $27.5 million in net income for the six months ended June 30, 2010, a decrease of $4.4 million, or 16.0%.
Segment information
Brokerage Services
Brokerage services net revenues increased $7.3 million, or 6.8% to $114.6 million for the six months ended June 30, 2011 compared to the $107.3 million for the six months ended June 30, 2010 due to the increase in commissions and other income. Income before income taxes decreased $5.6 million, or 12.2%, to $40.4 million for the six months ended June 30, 2011 compared to the $46.0 million for the six months ended June 30, 2010 primarily due to the overall increase in net revenues from trading activity and the increase in other general and administrative expenses.
Education Services
Education services net revenues decreased $4.3 million, or 26.7% to $11.9 million for the six months ended June 30, 2011 compared to the $16.2 million for the six months ended June 30, 2010 primarily due to lower seminar sales. The loss before income taxes increased $0.7 million, or 23.9%, to $(3.2) million for the six months ended June 30, 2011 compared to the $(2.5) million for the six months ended June 30, 2010 due to lower revenues from seminar sales, which were partially offset by marketing expenses for preview events.
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
We invest company cash in a variety of high credit quality investment vehicles including U.S. Government Treasury Bills, bank-issued commercial paper, AAA-rated institutional money market funds and tax-free ARS backed by United States Department of Education-guaranteed student loans issued under the FFELP. As a result of the liquidity issues in the global credit and capital markets, all of the auctions for all our ARS have failed since February 2008. Failed auctions limit liquidity for ARS holders until there is a successful auction, the issuer redeems the security, or another market for ARS develops. All of our ARS are AAA-rated and current with respect to receipt of interest payments according to the stated terms of each ARS indenture. As of the date of this report, we have no reason to believe that any of the underlying issuers of our ARS will be unable to satisfy the terms of the indentures or that the underlying credit quality of the assets backing our ARS investments has deteriorated. Since the ARS markets began failing on February 14, 2008, $96.3 million of our ARS securities have been redeemed by issuers or our brokers at par. We believe we have the ability and intent, if necessary, to hold our remaining ARS investments until such time as the auctions are successful, the issuer redeems the securities, or another market for ARS develops.
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

As of June 30, 2011, optionsXpress, Inc. had net capital requirements of $20.0 million and net capital of $84.3 million. As of June 30, 2010, optionsXpress, Inc. had net capital requirements of $14.4 million and net capital of $104.0 million. All of our other broker-dealers also exceeded the net capital requirements for their respective jurisdictions. We believe that we currently have sufficient capital to satisfy these ongoing requirements.
In addition to net capital requirements, as a self-clearing broker-dealer, optionsXpress, Inc. is subject to Depository Trust & Clearing Corporation (“DTCC”), Options Clearing Corporation (“OCC”), and other cash deposit requirements, which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. At June 30, 2011, we had interest-bearing security deposits and short-term treasury bills totaling $20.7 million deposited with clearing organizations for the self-clearing of equities and option trades.
At June 30, 2011, we had $1,127.4 million of cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations. Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in customer brokerage accounts, which were $1,322.2 million as of June 30, 2011.
We generally finance our operating liquidity and capital needs through the use of funds generated from operations and the issuance of common stock.
Although we have no current plans to do so, we may issue equity or debt securities or enter into secured or additional unsecured lines of credit from time to time.
Cash Flow
Cash used in operating activities was $38.2 million for the six months ended June 30, 2011, compared to cash used in operating activities of $1.7 million for the six months ended June 30, 2010. The primary reason for the increase of cash used in our operating activities was due to the increase of cash and investments segregated in compliance with federal regulations, which was largely offset by the increase of payables to brokerage customers.
Cash used in investing activities was $2.4 million for the six months ended June 30, 2011, compared to cash provided by investing activities of $0.3 million for the six months ended June 30, 2010. The primary reason for the increase of cash used in operating activities was due to the reduction of proceeds received from sales and maturities of investments in securities.
Cash used in financing activities was $10.3 million for the six months ended June 30, 2011, compared to cash used in financing activities of $2.8 million for the six months ended June 30, 2010. Cash used in financing activities increased primarily due to the principal payments on our long-term debt, which we acquired on November 22, 2010, which was partially offset by the reduction of cash used to repurchase our outstanding common stock during the current period.
Capital Expenditures
Capital expenditures were $1.7 million for the three months ended June 30, 2011, compared to $1.5 million for the three months ended June 30, 2010. The increase in capital expenditures was related to an increase in purchases of technology resources. Capital expenditures for the periods ended June 30, 2011 and 2010 included capitalized software development costs, which we capitalized in accordance with Financial Accounting Standards Board Accounting Standards Codification TM Topic 350-50, Website Development Costs, primarily related to the development of our technology.
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
Consummation of the Schwab Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by optionsXpress’ stockholders and the receipt of required regulatory and antitrust approvals. The Merger Agreement contains customary representations, warranties and covenants of optionsXpress, Schwab and Merger Sub, including, among others things, optionsXpress’ covenants (i) to have its board of directors recommend approval of the Merger Agreement by optionsXpress’ stockholders, subject to a “fiduciary-out” provision that allows optionsXpress under certain circumstances to provide information and participate in discussions with respect to unsolicited alternative acquisition proposals, (ii) not to solicit alternate transactions and (iii) to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Schwab Merger and refrain from taking various non-ordinary course actions during that period.
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
We expect this kind of exposure to increase with the growth in our overall business. The use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2011, we had $245.1 million in credit extended to our customers either directly or through our clearing firms. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock or futures prices. Our account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. We have a comprehensive policy implemented in accordance with SRO standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Schwab Merger Litigation
As previously disclosed in the Company’s Quarterly Report on Form 10Q filed with the SEC on May 10, 2011, a number of purported class action lawsuits were filed by optionsXpress stockholders challenging Schwab’s proposed acquisition of optionsXpress. These suits name as defendants optionsXpress, members of optionsXpress’ board of directors (whom we refer to as the individual defendants), Schwab and Neon Acquisition Corp. (collectively referred to as defendants).
Seven lawsuits were filed in the Circuit Court of Cook County, Illinois. By orders dated April 6, 2011 and April 27, 2011, the Illinois lawsuits were consolidated under the caption Kolton v. Gray, et al. (Civ. Action No. 11CH10657) (which we refer to as the Consolidated Illinois Action). On May 9, 2011, the Illinois plaintiffs filed a consolidated amended complaint (which we refer to as the Illinois Amended Complaint).
Three lawsuits were filed in the Court of Chancery of the State of Delaware. By order dated April 25, 2011, the Delaware lawsuits were consolidated under the caption In re optionsXpress Holdings, Inc. Shareholder Litigation, Consolidated C.A. No. 6314-VCL (which we refer to as the Consolidated Delaware Action). The Delaware plaintiffs filed a consolidated amended complaint on April 25, 2011. On April 28, 2011, the Delaware court stayed the Consolidated Delaware Action in favor of the Consolidated Illinois Action.
The complaints generally allege that (i) the individual defendants breached fiduciary duties owed to optionsXpress’ stockholders by allegedly approving the merger agreement at an unfair price and through an unfair process and by agreeing to certain deal protection devices; and (ii) the transaction unfairly benefits certain members of optionsXpress’ board of directors, including the chief executive officer, to the disadvantage of other optionsXpress stockholders. The complaints also allege that Schwab and Neon Acquisition Corp. aided and abetted the alleged fiduciary breaches by the individual defendants. The complaints seek, among other relief, to enjoin the transaction, rescission in the event the transaction is consummated, an order directing defendants to account to plaintiff and other members of the putative class for all damages caused by their breaches, and an award of costs and disbursements, including reasonable attorneys’ and expert fees.
On May 20, 2011, defendants moved to dismiss the Illinois Amended Complaint. On June 16, 2011, the Illinois court dismissed with prejudice all claims against Schwab and Neon Acquisition Corp. in the Consolidated Illinois Action.
On July 29, 2011, the parties entered into a settlement agreement to resolve all claims related to the Schwab Merger. Per the terms of the Memorandum of Understanding entered into by the parties on June 22, 2011, the parties agreed that, in exchange for full releases of all claims related to the Schwab Merger, defendants would provide supplemental disclosures to the amended Registration Statement on Form S-4, which was filed by Schwab with the SEC on July 22, 2011. Defendants have also agreed not to oppose any fee application by plaintiffs’ counsel that does not exceed $0.7 million. The settlement is subject to final documentation and court approval and is conditioned on consummation of the Schwab Merger. Defendants deny any wrongdoing in connection with the Schwab Merger and believe the claims lack merit. In the event the settlement is not finalized, the remaining defendants will continue to defend the claims vigorously.
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
Completion of the Schwab Merger is conditioned upon, among other things, the receipt of certain regulatory approvals and approval of our stockholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the Schwab Merger. If we fail to complete the Schwab Merger, we will remain liable for significant transaction costs, including legal and accounting fees, and may be required, in certain circumstances, to pay a termination fee of $41.9 million. In addition, the current market price of our common stock may reflect a market assumption that the Schwab Merger will occur, and a failure to complete the Schwab Merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer
We did not repurchase any of our common stock during the three months ended June 30, 2011.

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

Dated: August 9, 2011	optionsXpress Holdings, Inc. (Registrant)
	By:	/s/ DAVID A. FISHER
David A. Fisher
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ADAM J. DEWITT
Adam J. DeWitt
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of David A. Fisher, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Adam J. DeWitt, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002